Form 10QSB
period 2005-12-31
ENABLE IPC CORP
filed 2006-03-27
CIK 1326068

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

COMMISSION FILE NO. 0-28413

ENABLE IPC CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware                                                     38-3718471

(State or other jurisdiction Incorporated)     (I.R.S Employer Identification No.)

25520 Avenue Stanford, Suite 311

Valencia, California 91355

(Address of principal executive offices)

661-775-9273

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [      ]        No  [ x   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes [  ]    No[ x ]

At December 31, 2005, the registrant had outstanding  10,735,000 shares of common stock, no par value.

Transitional Small Business disclosure format:   Yes [      ]  No [  x   ]

ENABLE IPC CORPORATION

TABLE OF CONTENTS

PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.................................................................................................2

CONDENSED BALANCE SHEET (UNAUDITED)

 -- as of December 31, 2005 ...……………….…………………………………………….....…............2

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Month and Nine Month Periods Ended December 31, 2005 and the

Period from March 17, 2005 (Inception) through December 31, 2005……………………......….....3

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

 For the Nine Months Ended December 31, 2005....……………………………………….....…......4

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended December 31, 2005, and the Period from

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS….. 19

ITEM 1.  FINANCIAL STATEMENTS.

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
DECEMBER 31, 2005
(UNAUDITED)

ASSETS

Current assets
Cash	$ 4,204
Prepaid expenses	14,082
Total current assets	18,286

Fixed assets, net	19,032

Other assets
Intangible assets, net	571,344

Total assets	$ 608,662

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 78,408
Loan payable to shareholder	26,712
Accrued expenses and other current liabilities	65,177
Minimum royalty payment due within 12 months	10,000
Total current liabilities	180,297

Long-term liabilities
Present value of minimum royalty payments	620,054

Total liabilities	800,351

Commitments and contingencies	-

Stockholders' deficit
Preferred stock; no par value; 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock; $0.001 par value; 50,000,000 shares
authorized, 10,735,000 shares issued and outstanding	10,735
Additional paid-in capital	224,005
Accumulated deficit	(426,429)
Total stockholders' deficit	(191,689)

Total liabilities and stockholders' deficit	$ 608,662

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31, 2005	Nine months ended December 31, 2005	March 17, 2005 (Inception) through December 31, 2005

Revenues	$ -	$ -	$ -

Operating expenses
General and administrative expenses

Legal and professional fees	18,647	53,684	57,184
Consulting fees	40,706	84,169	84,169
Wages and salaries	37,500	112,500	119,908
Research and Development	1,993	24,111	24,111
Other general and administrative	34,051	85,221	94,846
Total general and administrative expenses	132,897	359,685	380,218

Loss from operations	(132,897)	(359,685)	(380,218)

Interest expense	(14,652)	(46,211)	(46,211)

Loss before provision for income taxes	(147,549)	(405,896)	(426,429)

Provision for income taxes	-	-	-

Net loss	$ (147,550)	$ (405,896)	$ (426,429)

Basic and diluted loss per common share	$ (0.01)	$ (0.04)	$ (0.05)

Basic and diluted weighted average
common shares outstanding	10,718,696	9,602,582	9,136,407

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at March 31, 2005	8,848,000	$ 8,848	$ 35,392	$ (20,533)	$ 23,707

Common stock issued for cash	-	1,887	188,613	-	190,500

Net loss	-	-	-	(405,896)	(405,896)

Balance at December 31, 2005 (Unaudited)	10,735,000	$ 10,735	$ 224,005	$ (426,429)	$ (191,689)

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine months ended December 31, 2005	March 17, 2005 (Inception) through December 31, 2005
Cash flows from operating activities:
Net loss	$ (405,896)	$ (426,429)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	24,331	25,624
Stock based compensation	-	5,000
Stock based compensation related to office supplies	-	2,608
Interest accrued on PV of min royalty payments	46,197	46,196
Changes in operating assets and liabilities:
Prepaid expenses	(14,082)	(14,082)
Accounts payable	74,908	78,408
Loan Payable to Shareholder	26,712	26,712
Accrued liabilities	57,045	65,177
Net cash provided by operating activities	(190,786)	(190,786)
Cash flows from investing activities:
Purchase of fixed assets	(8,241)	(8,241)
Net cash used by investing activities	(8,241)	(8,241)
Cash flows from financing activities:
Issuance of common stock for cash	190,500	203,231
Net cash provided by financing activities	190,500	203,231
Net change in cash	(8,527)	4,204

Beginning balance, April 1, 2005	12,731	-

Ending balance, December 31, 2005	$ 4,204	$ 4,204

Schedule of non-cash investing and financing activities:
Issuance of 2,780,200 shares for fixed assets	$ -	$ 13,901

Purchase of intangible asset
Issuance of 2,000,000 shares related to Technology and Patent assignment	$ -	$ 10,000

Present value of minimum royalty payments related to Technology and Patent assignment	-	583,857

	$ -	$ 593,857

See Accompanying Notes to Financial Statements

1.

BASIS OF PRESENTATION

Description of business – Enable IPC Corporation (hereinafter referred to as the “Company”) is a development stage company incorporated on March 17, 2005 under the laws of the State of Delaware.  Enable IPC is engaged in the development of a new battery technology that combines the best of thin films and nanotechnology.  Enable IPC (Intellectual Property Commercialization) will use these breakthroughs to manufacture batteries on microscopically thin film, which are expected to be smaller, cheaper, last longer, and more environmentally friendly than today's standard batteries.

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements.  Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The financial statements should be read in conjunction with the Company’s Form 424(b)(1) on file with the Securities and Exchange Commission.

The interim financial statements present the condensed balance sheet, statements of operations, stockholders’ deficit and cash flows of the Company.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of December 31, 2005 and the results of operations and cash flows presented herein have been included in the financial statements.  Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.

STOCK-BASED COMPENSATION

Stock-based compensation – The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”, in accounting for stock options issued to employees.  Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option.  For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees.  Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

The Company granted no warrants or options to employees for compensation for the nine months ended December 31, 2005.

3.

RELATED PARTY TRANSACTION

At December 31, 2005, the Company had a no-interest loan payable to a shareholder in the amount of $26,712. The loan is unsecured and payable on demand.

4.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $426,000 for the period from March 17, 2005 (Date of Inception) through December 31, 2005.  The Company’s management is in the process of raising additional capital for the Company.  As part of this effort the Company issued a series of warrants to a private investor to purchase an aggregate of 1,050,000 shares of common stock at an exercise price of $0.10 per share.  Each warrant is for 150,000 shares, and the warrants will expire at the rate of 150,000 shares per month commencing in July 2005 and ending January 31, 2006.  To date, an aggregate of 450,000 shares of common stock have been issued through the exercise of warrants, for proceeds of $45,000. In addition, the Company issued a warrant to a private investor to purchase an aggregate of 305,000 shares of common stock at an exercise price of $0.10 per share.  These warrants expire in September 2007.  In addition, the Company issued 1,437,000 shares of common stock to private investors for cash of $145,500 under a stock purchase agreement.    The Company continues to seek to raise additional funds to support operations through private placements of equity and debt securities as well as through the sale of common stock through a registration statement on Form SB-2.  Management believes that the funds raised through this plan will be sufficient to support operations through the year ending March 31, 2006.

These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

5.

PRESENT VALUE OF MINIMUM ROYALTY PAYMENTS, NET

The Company has entered into a Technology and Patent Assignment Agreement (“Agreement”) granting the Company proprietary rights in consideration for royalties equal to 5% of the net sales of the product.  The combined royalty amounts in any single calendar year must be at least equal to the amount shown in the schedule below, or else the 5% royalty shall not be paid, and instead the amount shown in the schedule below shall be paid. Future minimum annual royalty payments under the Agreement are as follows as of December 31, 2005:

2006

$

10,000

2007

15,000

2008

20,000

2009

45,000

2010

75,000

Thereafter ($100,000 per year)

1,500,000

$1,665,000

========

The Company recorded the present value of the above royalty payments totaling $583,857 (assuming a 10% per annum imputed interest rate) as part of the value of the intangible asset.  As of December 31, 2005, the present value of minimum royalty payments, net is as follows:

Present value of minimum royalty payments

$

583,857

Plus:  Accrued interest on minimum royalty payments

46,197

Less:  Minimum royalty payment due within 12 months

(10,000)

Present value of minimum royalty payments, net

$       620,054

========

6.

COMMON STOCK

During July 2005, the Company issued 150,000 shares of its common stock for cash totaling $15,000.

During August 2005, the Company issued 150,000 shares of its common stock related to the exercise of warrants for cash totaling $15,000 and 12,000 shares of its common stock for cash totaling $3,000.

During September 2005, the Company issued 1,275,000 shares of its common stock for cash totaling $127,500 and 150,000 shares of its common stock related to the exercise of warrants for cash totaling $15,000.

During October 2005, the Company issued 150,000 shares of its common stock related to the exercise of warrants for cash totaling $15,000.

7.

SUBSEQUENT EVENTS

During February 2006, the Company issued 450,000 shares of its common stock related to the exercise of warrants for cash totaling $45,000 and 200,000 shares of its common stock for cash totaling $14,000.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," OR SIMILAR LANGUAGE.  THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS.  ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF.  THE FACTORS DISCUSSED BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the Condensed Financial Statements and Notes hereto.

Overview

We were incorporated in March 2005 in the State of Delaware.  We have commenced limited business operations, but have not yet realized any income.  To date, we have funded our operations through private placements of equity and contributions from our founders.

We have incurred a net loss from operations from inception through December 31, 2005, of $426,429.

You should read this discussion in conjunction with the selected historical financial information and the financial statements and related notes included elsewhere in this report.

Results of Operations

Three Months Ended December 31, 2005

Revenues.  We did not generate any revenue in the three months ended December 31, 2005, as we were only recently incorporated and our focus has been on raising funds to commence the research and development of our technology.  We are a development stage company in our first year of research and development activities, and do not anticipate receiving revenue until we complete product development.  There can be no assurance that we will ever receive revenues or reach profitability.

General and Administrative Expenses.  General and administrative expenses for the three months ended December 31, 2005 were $132,898.  These expenses included $37,500 in wages and salaries to our sole employee, $40,706 in consulting fees, $18,647 in legal and accounting expenses associated with our incorporation and the preparation of a registration statement, $1,994 in research and development expenses and $34,051 in other general and administrative expenses. We anticipate that as we ramp up our operations (including incurring the obligations of a public company), our general and administrative expenses will increase significantly.

Sales and Marketing Expenses.  We did not incur sales and marketing expenses for the three months ended December 31, 2005, but intend to develop our sales and marketing efforts at a measured pace until our products are ready for introduction into the market.

Interest Expense.  We incurred interest expense of $14,653 for the three months ended December 31, 2005, due to interest imputed on our royalty obligations pursuant to the Technology and Patent Assignment with Dr. Sung H. Choi.

Net Loss.  As a result of the foregoing factors, our net loss was $147,549, or $0.01 per share, for the three months ended December 31, 2005.

Nine Months Ended December 31, 2005

Revenues.  We did not generate any revenue in the nine months ended December 31, 2005, as we were only recently incorporated and our focus has been on raising funds to commence the research and development of our technology.  We are a development stage company in our first year of research and development activities, and do not anticipate receiving revenue until we complete product development.  There can be no assurance that we will ever receive revenues or reach profitability.

General and Administrative Expenses.  General and administrative expenses for the nine months ended December 31, 2005 were $359,685.  These expenses included $112,500 in wages and salaries to our sole employee, $84,169 in consulting fees, $53,684 in legal and accounting expenses associated with our incorporation and the preparation of a registration statement, $24,111 in research and development expenses and $85,221 in other general and administrative expenses. We anticipate that as we ramp up our operations (including incurring the obligations of a public company), our general and administrative expenses will increase significantly.

Sales and Marketing Expenses.  We did not incur sales and marketing expenses for the nine months ended December 31, 2005, but intend to develop our sales and marketing efforts at a measured pace until our products are ready for introduction into the market.

Interest Expense.  We incurred interest expense of $46,211 for the nine months ended December 31, 2005, due to interest imputed on our royalty obligations pursuant to the Technology and Patent Assignment with Dr. Sung H. Choi.

Net Loss.  As a result of the foregoing factors, our net loss was $405,896, or $0.04 per share, for the nine months ended December 31, 2005.

Liquidity and Capital Resources

From our date of inception (March 17, 2005), we have obtained the majority of our cash resources from the sale of stock to our founders. Our operating plan for the year ending March 31, 2006 is focused on development of our products. We currently anticipate that a cash requirement of $465,000 is required to support this plan. At December 31, 2005, we had only $4,204 in cash, and had a burn rate of approximately $13,000 per month. We are in the process of raising additional capital. As part of this effort, in July 2005, we issued a series of seven warrants to a private investor to purchase an aggregate of 1,050,000 shares of common stock at an exercise price of $0.10 per share. Each warrant is for 150,000 shares, and the warrants expire at the rate of 150,000 shares per month commencing in July 2005 and ending on January 15, 2006. To date, an aggregate of 1,050,000 shares of common stock have been issued through the exercise of warrants, for proceeds of $105,000. In August 2005, we issued 12,000 shares of common stock for a purchase price of $0.25 per share. In September 2005, we issued to another private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share. In September 2005, we also issued an aggregate of 1,275,000 shares of restricted common stock to 19 individuals, a profit sharing plan and a corporation for aggregate cash consideration of $127,500. At December 31, 2005, we had $4,204 in cash. We continue to seek to raise additional funds to support operations through private placements of equity and debt securities as well as through the sale of common stock through a registration statement on Form SB-2. We believe that the funds raised through this plan will be sufficient to support our operations through the year ending March 31, 2006. A large portion of our anticipated costs will relate to product research and development. In addition, we plan to invest in additional employees, and to build our infrastructure to comply with the requirements of being a publicly traded company. We currently plan to hire two full time engineers to assist with product development, and an experienced Chief Financial Officer to help ensure compliance with the disclosure and financial obligations of being a public company. We are actively seeking additional funding. Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities. There can be no assurance that we will be successful in raising any capital, and at the present time, we have no other agreements or arrangements for any private placements.

All of these conditions give rise to substantial doubt about our ability to continue as a going concern. Our financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing from the sale of our common stock, as may be required, and ultimately to attain profitability.

The report of our independent certified public accountants, included in the prospectus which was part of our registration statement on Form SB-2/A as filed on February 2, 2006, contains a paragraph regarding our ability to continue as a going concern.

Our research and development activities over the next twelve months are expected to consist of the characterization of our technology by developing one or more half-battery test fixtures, followed by necessary chemical and structural modifications. These activities will be undertaken with a view towards our ultimate goal of developing a working, fully functional prototype, which we currently anticipate could take approximately two years.

As of December 31, 2005 we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. We may not be able to secure funding in the future necessary to complete our intended research and development activities.

We have certain minimum annual royalty payments to Dr. Sung H. Choi pursuant to the Technology and Patent Assignment. These minimum annual royalty payments are as follows:

2006

        $10,000

2007

        $15,000

2008

        $20,000

2009

        $45,000

2010

        $75,000

Thereafter     $1,500,000

                      ----------------

                      $1,665,000

                    ==========

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate, and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes.  These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

In preparing our financial statements to conform to accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates include useful lives for fixed assets for depreciation calculations and assumptions for valuing options and warrants. Actual results could differ from these estimates.

We consider that the following are critical accounting policies:

Research and Development Expenses

All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expense, supplies, raw materials to fabricate our prototype devices, manufacturing costs, consulting, legal fees and research- related overhead. Accrued liabilities for raw materials to manufacture our prototype devices, manufacturing costs, and patent legal fees are included in accrued liabilities and included in research and development expenses.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Fixed assets - Fixed assets are stated at cost less accumulated depreciation.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets.  The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Stock-based compensation - We apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations," in accounting for stock options issued to employees.  Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option.  For stock options and warrants issued to non-employees, we apply SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  We use the Black- Scholes pricing model to calculate the fair value of options and warrants issued to non-employees.  Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

RISK FACTORS

Our business, financial condition and results of operations could be materially and adversely affected by any of the following risks:

RISKS RELATED TO THE BUSINESS

OUR AUDITORS HAVE STATED THAT THEY HAVE DOUBTS AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH COULD HAMPER OUR ABILITY TO OBTAIN INVESTMENT CAPITAL AND PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN, WHICH COULD CAUSE YOU TO LOSE YOUR ENTIRE INVESTMENT.

Our independent auditors, L.L. Bradford & Co., have indicated that they have substantial doubt as to our ability to continue as a going concern.  This opinion is based on their analysis of our financial condition (see "Report of Independent Registered Accounting Firm" in the prospectus contained in our registration statement on Form SB-2/A as filed on February 2, 2006).  This opinion could seriously hamper our ability to raise the additional funds we need to implement our business plan, as potential investors could decide against investing in us. If we cannot obtain additional funds, it is likely that we will be unable to implement our business plan.

WE ARE AN EARLY STAGE COMPANY WITH NO PRODUCTS CURRENTLY AVAILABLE FOR COMMERCIAL SALE, AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

We were formed in March 2005, and to date have only nine months of operations.  Therefore, we have only a limited operating history upon which you can evaluate our business and prospects, and we have yet to develop sufficient experience regarding actual revenues to be received from our combined operations. In addition, we have no products currently available for commercial sale, and do not expect to have products available for sale in the near future.

We are a start-up company. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets such as competing technologies, lack of customer acceptance of a new or improved product and obsolescence of the technology before it can be fully commercialized. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

WE EXPECT LOSSES FOR THE FORSEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

For the period from March 17, 2005 (date of inception) through December 31, 2005, we had net losses from operations of $426,429. We will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to product research and development. In addition, we plan to invest in additional employees, and to build our infrastructure to comply with the requirements of being a publicly traded company. We currently plan to hire two full time engineers to assist with product development, and an experienced Chief Financial Officer to help ensure compliance with the disclosure and financial obligations of being a public company. Our management believes these expenditures are necessary to commercialize our technology and to penetrate the markets for our products. If our revenue growth is slower than anticipated or our operating expenses exceed expectations, our losses will be significantly greater. We may never achieve profitability.

IF WE DO NOT RAISE ADDITIONAL CAPITAL, WE MAY HAVE TO CURTAIL OR EVEN CEASE OPERATIONS.

Our operating plan for the year ending March 31, 2006 is focused on development of our products. We currently anticipate that a cash requirement of $465,000 is required to support this plan. At December 31, 2005, we had only $4,204 in cash, and had a burn rate of approximately $13,000 per month. We are in the process of raising additional capital.  As part of this effort, in July 2005 we issued a series of seven warrants to a private investor to purchase an aggregate of 1,050,000 shares of common stock at an exercise price of $0.10 per share.  Each warrant is for 150,000 shares, and the warrants expire at the rate of 150,000 shares per month commencing in July 2005 and ending on January 15, 2006.  To date, an aggregate of 1,050,000 shares of common stock have been issued through the exercise of warrants, for total proceeds of $105,000. In September 2005, we issued 1,275,000 shares to 21 investors for $127,500. In September 2005, we issued to another private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share. At December 31, 2005 we had $4,204 in cash. We are actively seeking additional funding. Obtaining capital will be challenging in a difficult environment, due to uncertainty in the United States economy and current world instability. We currently have no commitments for any additional funding, and there can be no assurance that we will be able to obtain additional funding in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms when required, we may be required to significantly curtail our operations or may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Any one of these could have a material adverse effect on our business, results of operations and financial condition.

RAISING ADDITIONAL CAPITAL MAY CAUSE SIGNIFICANT DILUTION TO OUR STOCKHOLDERS.

We are actively seeking additional funding. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock.

IF WE OBTAIN ADDITIONAL FUNDING THROUGH DEBT FINANCING, WE MAY NOT RECEIVE FAVORABLE TERMS.

To obtain additional capital, we may need to utilize debt financing.  If we are required to borrow money, we will incur interest expenses, which will negatively impact our operating results.  We may also be subject to restrictive covenants in the debt agreement that will limit our operating flexibility.

ESTABLISHING OUR REVENUES AND ACHIEVING PROFITABILITY WILL DEPEND ON OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS.

Much of our ability to establish revenues and to achieve profitability and positive cash flows from operations will depend on the successful introduction of our products in development. Products based on our technologies will represent new low power applications, and our prospective customers will not use our products unless they determine that the benefits provided by these products are greater than those available from competing products.

We may be required to undertake time-consuming and costly development activities for new products. In addition, we may also be required to seek regulatory clearance or approval in order to commercialize new products.  Although we are not currently aware of any regulatory requirements that may affect our operations, in the event that we elect to pursue alternative battery chemistries we might be subject to state environmental laws or regulations governing the disposal of hazardous chemicals.  We currently have no plans to pursue any such alternative chemistries. The completion of the development and  commercialization of any of our products under development remains subject to all of the risks associated with the commercialization of new products based on innovative technologies, including unanticipated technical or other problems, manufacturing difficulties and the possible insufficiency of the funds allocated for the completion of such development.

COMPETITION FOR EXPERIENCED PERSONNEL IS INTENSE AND OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD SIGNIFICANTLY INTERRUPT OUR BUSINESS OPERATIONS.

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group.  Given our early stage of development, we are dependent on our ability to attract, retain and motivate high caliber key personnel.  Competition for qualified personnel in our industry is intense, and we may not be successful in attracting and retaining such personnel.  There may be only a limited number of persons with the requisite skills to serve in these key positions.  We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.  Competitors and others may in the future attempt to recruit our employees.

WE DEPEND ON OUR CURRENT EXECUTIVE OFFICERS.

Our performance is substantially dependent on the continued services and on the performance of our executive officers, particularly David A. Walker, our Chief Executive Officer, and Mark A. Daugherty, Ph.D., our Chief Technology Officer. The loss of the services of either of these individuals could materially and adversely affect our business. We have an employment agreement with Mr. Walker and a consulting agreement with Dr. Daugherty, each of which expires on March 31, 2006.  We currently have no key man insurance for either of Mr. Walker or Dr. Daugherty.

LEGISLATIVE AND REGULATORY ACTIONS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

There have been certain regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory changes which will have an impact on our future financial condition and results of operations.  The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives in the past three years following the Enron and WorldCom bankruptcies will increase our general and administrative costs, as we will incur increased legal and accounting fees to comply with such rule changes.  In addition, proposed initiatives are expected to result in changes in certain accounting and disclosure rules.  These and other potential changes could materially increase the expenses we report in our financial statements and adversely affect our operating results.

WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES IN OUR MARKET SECTOR WHO ARE SUBSTANTIALLY LARGER AND MORE ESTABLISHED AND HAVE SIGNIFICANTLY GREATER RESOURCES.

We compete in a new, rapidly evolving and highly competitive sector of the small sealed, rechargeable low power battery market.  We expect competition to persist and intensify in the future from a number of different sources.  Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could have a negative financial impact on our business.  We compete with Energizer, Duracell and Rayovac, which sell batteries incorporating competing technologies.  We also compete with several small private companies that utilize competing technologies to manufacture thin film batteries. One of these competitors, Oak Ridge Micro- Energy, Inc. announced on March 22, 2005 that it has reduced its manufacturing costs and expanded its manufacturing capacity, which will allow the company to sell into the RFID tag and "smart" card markets, two of the markets that we have targeted.  We do not know the sales price of the products that Oak Ridge Micro- Energy, Inc. plans to produce and sell, and do not know whether we will be able to compete with such products.  If the sales price of the batteries to be sold by Oak Ridge Micro-Energy, Inc. is less than ours and if such batteries are able to penetrate these and other markets successfully, it could have a material adverse impact on our business.  We have also been informed that another competitor, Front Edge Technologies, Inc., is currently selling products for specialized government applications.  We do not know the specific products or their sales prices, and so do not know whether our proposed products will be competitive with those sold by Front Edge Technologies, Inc.

Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels.  These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.  We have encountered, and expect to encounter, customers who are extremely confident in and committed to the product offerings of our competitors.  Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers.  These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions.  Given the market opportunity in the low power battery market, we also expect that other companies may enter our market with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete.  If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH, WE MAY EXPERIENCE OPERATING INEFFICIENCIES AND HAVE DIFFICULTY MEETING DEMAND FOR OUR PRODUCTS.

We anticipate that after we raise additional funds, we will rapidly and significantly expand our operations.  Our expansion plan calls for the hiring of a Chief Financial Officer and two full time engineers to work on the development of our technology.  We currently anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities.  This expansion could place a significant strain on our management, products, development activities, sales and marketing personnel and other resources, which could harm our business.

In the future, we may experience difficulties meeting the demand for our products.  Our management team may not be able to achieve the rapid execution necessary to fully exploit the market for our products and services.  We cannot assure you that our systems, procedures or controls will be adequate to support the anticipated growth in our operations.

We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations.

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND DEFEND AGAINST CLAIMS MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE.

We will rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, we cannot assure you that the actions we have taken will adequately protect our intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on our patent pending. We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our documentation and other proprietary information.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights.  If we are found to infringe the proprietary rights of others, or if we otherwise settle such claims, we could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights.  Any license could be very expensive to obtain or may not be available at all.  Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical.  Litigation resulting from claims that we are infringing the proprietary rights of others could result in substantial costs and a diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations.

IF WE ARE UNABLE TO SUCCESSFULLY PROTECT OUR INVENTIONS THROUGH THE ISSUANCE AND ENFORCEMENT OF PATENTS, OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED.

We plan to have an active program to protect our proprietary technology through the filing of patents. To date, we have one patent pending and no issued patents.

There can be no assurance that:

o  any current or future U.S. or foreign patent applications would be approved;

o  these issued patents will protect our intellectual property and not be challenged by third parties;

o  the validity of our patents will be upheld;

o  our patents will not be declared unenforceable;

o  the patents of others will not have an adverse effect on our ability to do business; or

o  others will not independently develop similar or competing technology or design around any patents that may be issued to us.

If any of the above were to occur our operating results could be adversely affected.

OUR HEADQUARTERS ARE LOCATED IN SOUTHERN CALIFORNIA WHERE DISASTERS MAY OCCUR THAT COULD DISRUPT OUR OPERATIONS AND HARM OUR BUSINESS.

Our corporate headquarters is located in Southern California.  Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, which at times have disrupted the local economy and posed physical risks to our property as well as that of our manufacturers.

In addition, terrorist acts or acts of war targeted at the United States, and specifically Southern California, could cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and resellers, and customers, which could have a material adverse effect on our operations and financial results.  We currently do not have redundant, multiple site capacity in the event of a natural disaster or catastrophic event.  In the event of such an occurrence, our business would suffer.

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

We may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe it will assist us in carrying out our business strategy.  Growth through acquisitions has been a successful strategy used by other battery companies.  We do not have any present understanding, nor are we having any discussions relating to any such acquisition or investment. In addition, we have no experience in identifying quality acquisition candidates, successfully acquiring them and integrating them into an existing infrastructure. If we buy a company, then we could have difficulty in assimilating that company's personnel and operations.  In addition, the key personnel of the acquired company may decide not to work for us.  An acquisition could distract our management and employees and increase our expenses.  Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing shareholders.

ANTI-TAKEOVER PROVISIONS AND OUR RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD-PARTY ACQUISITION OF US, OR THE REMOVAL OF OUR CURRENT MANAGEMENT, DIFFICULT.

We are a Delaware corporation.  Anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control of us or remove members of current management, even if such change in control would be beneficial to stockholders. Our Certificate of Incorporation provides that our Board of Directors may issue preferred stock without stockholder approval.  The issuance of preferred stock could make it more difficult for a third party to acquire us.  All of the foregoing could adversely affect prevailing market prices for our common stock.

RISKS RELATED TO OUR INDUSTRY

THE MARKET IN WHICH WE COMPETE IS SUBJECT TO RAPID TECHNOLOGICAL PROGRESS AND TO COMPETE WE MUST CONTINUALLY INTRODUCE NEW PRODUCTS THAT ACHIEVE BROAD MARKET ACCEPTANCE.

The low power battery market is characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards.  If we do not regularly introduce new products in this dynamic environment, our future product lines will become obsolete.  Alternative technologies could achieve widespread market acceptance and displace the technology on which we have based our future products.  We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or devices will not supplant our own products and technology.

RISKS RELATED TO THE COMMON STOCK

WE HAVE NO CURRENT PLANS TO PAY DIVIDENDS.

We have never paid cash dividends on our common stock and we do not expect to pay cash dividends on our common stock at any time in the foreseeable future.  The future payment of dividends directly depends upon the future earnings, capital requirements, financial requirements and other factors that our Board of Directors will consider. Since we do not anticipate paying cash dividends on our common stock, the return on investment on our common stock will depend solely on an increase, if any, in the market value of the common stock.

CERTAIN OF OUR RECENT PRIVATE PLACEMENTS MAY HAVE INVOLVED "GENERAL SOLICITATIONS" UNDER FEDERAL AND STATE SECURITIES LAWS, THE RESULT OF WHICH IS THAT THE HOLDERS OF SHARES OF COMMON STOCK AND WARRANTS ISSUED IN THESE PLACEMENTS MAY HAVE RESCISSION RIGHTS THAT COULD REQUIRE US TO REACQUIRE THE SHARES FOR AN AGGREGATE REPURCHASE PRICE OF UP TO $188,000.

Shares of common stock and warrants issued in our July 2005 - September 2005 private placements may not have been exempt from registration or qualification under federal securities laws and the securities laws of certain states.  These private placements occurred after we filed a registration statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") in June 2005.  We conducted the private placements in order to provide the funding required to sustain our operations during this period.  In evaluating how to conduct the private placements, we determined that we would utilize the exemptions provided by Section 4(2) and Regulation D under the Securities Act of 1933, as amended, notwithstanding the uncertainty as to whether the private placements would be integrated with the pending public offering contemplated by the registration statement.  The concept of integration contains certain factual and legal uncertainties which arise because the factors establishing integration involve a number of subjective determinations including: (i) whether the sales are part of a single plan of financing; (ii) whether the sales involve issuance of the same class of securities; (iii) whether the sales have been made at or about the same time; (iv) whether the same type of consideration is being received; and (v) whether the sales are being made for the same general purpose.  The Section 4(2) and Regulation D exemptions prohibit the use of "general solicitations" in the offer and sale of securities.  If integration is found, the filing of a registration statement for a public offering will constitute, in most cases, a "general solicitation" of investors in the private placement.  We believed that the relevant factors in our private placements precluded integration, and so we concluded that relying on Section 4(2) and Regulation D, despite these uncertainties, would be in the best interest of our stockholders.  Because of this uncertainty, the shares and warrants we issued in these private placements may have been issued in violation of either federal or state securities laws, or both, and may be subject to rescission.

If we decide to make a rescission offer, and if the rescission offer is accepted, we could be required to make aggregate payments to the holders of these shares and warrants of up to $188,000, which includes statutory interest. Federal securities laws do not provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock that was not registered as required or was not otherwise exempt from such registration requirements.  If any or all of the offerees reject the rescission offer, we may continue to be liable under federal and state securities laws for up to an amount equal to the value of all warrants and common stock issued in those placements plus any statutory interest we may be required to pay.  In addition, if it is determined that we offered securities without properly registering them under federal or state law, or securing an exemption from registration, regulators could impose monetary fines or other sanctions as provided under these laws.

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE; OUR STOCK IS "PENNY STOCK."

The market price of our common stock is likely to be highly volatile as the stock market in general, and the market for small cap and micro cap technology companies in particular, has been highly volatile.  Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility.  We cannot assure you that our stock will trade at the same levels of other stocks in our industry or that industry stocks, in general, will sustain their current market prices.  Factors that could cause such volatility may include, among other things:

- actual or anticipated fluctuations in our quarterly operating results;

- announcements of technological innovations;

- changes in financial estimates by securities analysts;

- conditions or trends in the low power battery industry;

- changes in the market valuations of other companies in such industry; and

- the acceptance of market makers and institutional investors of us and our stock.

In addition, we are applying to list our common stock for trading on the OTCBB. There can be no assurance that we will ever be able to successfully apply for listing on the American Stock Exchange or the NASDAQ National Market or SmallCap Market in the foreseeable future due to the trading price for our common stock, market capitalization, our working capital and revenue history. Failure to list our shares on the American Stock Exchange or the NASDAQ National or SmallCap Markets will impair the liquidity for our common stock.

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any security that 1) is priced under five dollars, 2) is not traded on a national stock exchange or on NASDAQ, 3) may be listed in the "pink sheets" or the OTCBB, 4) is issued by a company that has less than $5 million in net tangible assets and has been in business less than three years, or by a company that has under $2 million in net tangible assets and has been in business for at least three years, or by a company that has revenues of less than $6 million for three years.

Penny stocks can be very risky: penny stocks are low-priced shares of small companies not traded on an exchange or quoted on NASDAQ.  Prices often are not available.  Investors in penny stocks are often unable to sell stock back to the dealer that sold them the stock.  Thus an investor may lose his/her investment. Our common stock is a "penny stock" and thus is subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the common stock is listed on The Nasdaq SmallCap Market.  Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may adversely affect the ability of holders of our common stock to resell their shares in the secondary market.

HOLDERS OF OUR COMMON STOCK MAY BE DILUTED IN THE FUTURE.

We are authorized to issue up to 50,000,000 shares of common stock.  To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as our Board of Directors may consider sufficient.  The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders.

ADDITIONAL SHARES HELD BY EXISTING STOCKHOLDERS MAY BE SOLD INTO THE PUBLIC MARKET IN THE FUTURE, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

We have 11,504,687 issued and outstanding shares of common stock that are freely tradable under the Securities Act of 1933, as amended (the "Securities Act").  The remaining 4,230,313 shares of our common stock are "restricted securities" as defined under Rule 144 of the Securities Act.  All of these shares are beneficially owned by our officers, directors or other affiliates. Restricted securities may only be publicly sold pursuant to a registration statement under the Securities Act or pursuant to Rule 144 or some other exemption that may be available from the registration requirements of the Securities Act.  Rule 144 entitles each person holding restricted securities for a period of one year, and affiliates who own non-restricted shares of our common stock to sell every three months, in ordinary brokerage transactions, an amount of shares which does not exceed one percent of our then outstanding common stock.  Any substantial sales pursuant to Rule 144, including the potential sale of common stock by our affiliates, could have an adverse effect on the market price of shares of our common stock, and may hinder our ability to arrange subsequent equity or debt financing or affect the terms and conditions of such financing.

SOME OF THE INFORMATION IN THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS.

Some of the information in this Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they:

 -  discuss our expectations about our future performance;

 -  contain projections of our future operating results or of our future financial condition; or

 -  state other "forward-looking" information.

We believe it is important to communicate our expectations to our shareholders.  There may be events in the future, however, that we are not able to predict accurately or over which we have no control.  The risk factors listed in this section, as well as any cautionary language in this Prospectus, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward- looking statements.  Before you invest in our common stock, you should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this prospectus could have a material and adverse effect on our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline and you could lose all or part of your investment.

ITEM 3.  CONTROLS AND PROCEDURES

Based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, our Chief Executive Officer and acting Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During February 2006, we issued an aggregate of 450,000 shares of our common stock related to the exercise of warrants for cash totaling $45,000 and 200,000 shares of common stock for cash totaling $14,000.   These issuances were made in reliance on Section 4(2) of the Act and were made without general solicitation or advertising.  The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, who represented to us that the shares were being acquired for investment purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

Exhibit No.  Description

-----------  -----------

31.01          Rule 13a-14(a)/15d-14(a) Certification

32.02          Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

ENABLE IPC CORPORATION

Date: March 27, 2006

/s/ David A. Walker

---------------------

David A. Walker

Chief Executive Officer

(Principal Executive Officer

and Acting Principal Financial Officer)