Form 10KSB
period 2006-03-31
ENABLE IPC CORP
filed 2006-04-27
CIK 1326068

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 000-51590

ENABLE IPC CORPORATION

(Name of small business issuer in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

38-3718471

(IRS Employer Identification No.)

25520 Avenue Stanford, Suite 311-312, Valencia, California

(Address of principal executive offices)

91355

(Zip Code)

Issuer's telephone number 661-775-9273

Securities registered under Section 12(b) of the Exchange Act:

Title of each class             Name of each exchange on which registered

None

      N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value                          OTCBB (pending)

(Title of class)                   (Name of exchange on which registered)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [   ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [    ] Yes   [ X ] No

State issuer's revenues for its most recent fiscal year:  No revenues for the fiscal year ended March 31, 2006.

The aggregate market value of common shares of voting and non-voting common shares held by non-affiliates, based on the proposed initial trading price of the common stock as of March 31, 2006, was $2,212,312.50.  Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 11,655,000 shares of common stock issued and outstanding as of March 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes ____; No X

                               TABLE OF CONTENTS

PART I

PAGE

Item 1. Description of Business...........................................

Item 2. Description of Property..........................................

Item 3. Legal Proceedings................................................

Item 4. Submission of Matters to a Vote of Security Holders..............

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.........

Item 6. Management's Discussion and Analysis or Plan of Operation........

-19

Item 7. Financial Statements............................................

F-1

Item 8. Changes in and Disagreements With Accountants on Accounting and

Financial Disclosure.............................................

Item 8A.Controls and Procedures..........................................

Item 8B. Additional Information…………………………………………

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance With Section 16(a) of the Exchange Act................

Item 10. Executive Compensation..........................................

Item 11. Security Ownership of Certain Beneficial Owners and Management

         and Related Stockholder Matters ................................

Item 12. Certain Relationships and Related Transactions..................

Item 13. Exhibits .......................................................

Item 14. Principal Accountant Fees and Services..........................

PART I

Certain statements in this Form 10-KSB constitute "forward-looking statements."  These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  The forward-looking statements in this Form 10-KSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will," "estimate," "continue" and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements.  Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the Securities and Exchange Commission.  Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB, including those set forth under "Risk Factors."

ITEM 1. DESCRIPTION OF BUSINESS

Enable IPC Corporation (“Enable”, “we” or “us”) is a Delaware corporation established to develop and commercialize rechargeable batteries for use in low power applications.  Our initial product will be a thin film lithium battery developed from licensed technology.   A patent application covering this technology was assigned to us in March 2005 by Dr. Sung H. Choi, our Technical Advisor and a principal stockholder.  This initial product is in the very earliest stage of development.

Dr. Choi's patent application relates to the improvement of the part of a battery known as a "cathode". The improvement covered by the application relates to the increase in the actual surface area of the cathode created by manufacturing the cathode in the form of nanowires - tiny poles that are smaller than the width of a human hair. In particular, the patent application that Dr. Choi has assigned covers a unique and specialized method of manufacturing these nanowires.

We believe that this technology will enable us to make cathodes that will significantly reduce costs and improve performance in comparison to other thin film batteries while having fewer pollutants than conventional batteries not made of thin film. However, this technology is still in its infancy, and we do not know its long-term prognosis. To date, we have created prototype nanowire cathodes in a laboratory, have successfully produced prototype batteries and have calculated performance expectations on paper, but we have not fully tested the cathodes for performance characteristics, and do not know if our manufacturing plan is feasible. We have characterized the technology (established how well the technology works and ascertained an idea as to how the technology will perform) and believe it will perform in accordance with our expectations after some modifications in the initial design are implemented.  We expect to complete these modifications and the characterization of the product with these changes by the end of 2006.  Our business goal is to either license the technology (when fully characterized, proven and prototyped) to a battery manufacturer or enter into a joint venture or acquisition with a larger battery manufacturer to produce the resulting battery products.

Background

We were incorporated in March 2005 in the State of Delaware.  We have commenced limited business operations, but have not yet realized any income.  To date, we have funded our operations through private placements of equity and contributions from our founders.

We have incurred a net loss from operations from inception through March 31, 2006, of $551,685.

Products

We plan to license or manufacture and sell (through joint venture or acquisition arrangements) specialized rechargeable thin firm, nanowire-based lithium batteries for low power applications.  We believe that these batteries will provide solutions to significant problems faced by battery manufacturers for years, as they will provide for significant cycling times and life span improvements while costing a fraction of the cost of batteries utilizing currently available technologies.

Batteries provide electrical power to devices through a chemical reaction that causes electrons.  The electrons gather on the negative (-) or anode side, and flow from the negative (-) pole to the positive (+), or cathode, side (see Figure 1).

[Figure 1: Diagram of battery with switch indicating positive and negative poles.]

Inside the battery is a “voltaic pile”, which consists of stacked (piled) material that creates the chemical reaction.

Today, there are four commonly used types of rechargeable batteries:  nickel metal hydride (NiMH), sealed lead acid (SLA), nickel cadmium (NiCad) and lithium ion (LiIon).  The two newest and most popular technologies are NiCad and LiIon.  NiCad batteries are used primarily for emergency lighting, communication equipment and backup devices.  LiIon batteries, introduced in 1991, and LiIon polymer batteries, introduced in 1999, are used primarily for portable communication equipment such as cell phones and PDAs, notebook computers and other portable electronic devices.

In the past few years, LiIon batteries have dominated the market due primarily to their substantially superior performance.  The favorable attributes of LiIon batteries over NiCad batteries are set forth in Table 1 below.

Despite the dominance of Li Ion batteries, they still present certain challenges.  Li Ion batteries are rechargeable and use different materials than other batteries.  The cathode in a Li Ion battery is made of lithium cobalt oxide (LiCoO), an expensive material.  In addition, Li Ion batteries need a special protective circuit for safety reasons when recharging.

Researchers have attempted to develop modifications to Li Ion batteries which respond to certain of these issues.  Solid-state rechargeable lithium and Li Ion batteries that measure less than 15 µm thick (about the thickness of plastic wrap) have been developed at the Oak Ridge National Laboratory (“ORNL”).  These batteries have high energy and power densities, can be cycled thousands of times and can be fabricated in arbitrary shapes and to any required size to meet the requirements of a specific application.  However, they have some issues relating to cost, degradation and discharge rates.

ORNL’s thin film battery manufacturing process involves “sputtering”, a common technique used in manufacturing many semiconductors.  Generally, a wafer (a disc commonly made of silicon, but also may be made of other materials) is placed in a machine that utilizes a vacuum technique to deposit very thin layers of materials onto the wafer.  The process results in sputtered layers, as represented in Figures 2 through 4:

[Figure 2: Diagram of a thin film lithium battery.]

[Figure 3:  Diagram of a thin film lithium-ion battery.]

[Figure 4:  Diagram of a thin film lithium-free battery.]

These ORNL technologies represent a significant improvement in Li Ion battery development, but have some severe limitations that have impeded commercialization to date.  These limitations include oxidation, packaging, low yields and high manufacturing costs.

We have entered into an assignment for a patent for a new technology which we believe will solve these issues.  Our technology involves LiCoO nanowires that are installed using a proprietary technique not involving sputtering or wafer bonding.  These nanowires will provide additional surface area and therefore efficiency in terms of size and application.  In addition, our manufacturing technique will significantly reduce costs, as there is no need for an expensive, three-chemical target and we can manufacture more units in the same manufacturing space in less time with significantly higher yields.  We believe that our proprietary technique will permit an estimated 90% reduction in manufacturing costs.

We believe that our Li Ion thin film batteries will be utilized in the following low power product areas:

Hearing Aid Batteries.  Battery manufacturers frequently say that hearing aid batteries have become standardized across the industry.  At first glance, that might appear not to be true, as there are five basic sizes (#675, 312, 13, 10 and 5) that measure between 5.8 mm and 11.9 mm in diameter (approximately ¼” to ½”) and have varying thicknesses.  However, all of these batteries provide 1.4V of power, and the industry has color coded the batteries to make it easier to identify the type the consumer needs.  We believe that our technology will provide a device that provides the same power level as current batteries, but would be permanently installed in the device and would take up considerably less space.  The battery could be quickly recharged rather than replaced, thus saving the consumer the cost and inconvenience of purchasing and storing new batteries.

Radio (RFID) Tags.  A radio frequency identification tag (also known as an RFID tag or radio tag) is a tiny device that can contain digitally encoded information coupled with antennae that allow the transmission and receipt of radio signals.  The devices usually have an adhesive on the back and are used primarily for tracking, but also for inventory control, data transmittal, and security, among others.  Some of these specific uses include:

•

Animal/pet tracking

•

Automotive anti-theft systems

•

Baggage tracking

•

Building access

•

Libraries

•

Pallets

•

Retail stores

•

Sensors

•

Tollbooths (for example, California’s FasTrack system)

Retailers such as WalMart have contemplated the use of RFID tags to simplify inventory control and save costs.  Despite privacy concerns, the RFID market is growing as the size of the RFID devices shrink.  RFID batteries allow the devices to be read from greater distances and allow the devices to be rewritten and modified.  The keys to using batteries in RFID tags depend on cost and size – both of which are addressed by our technology.

Smart Cards.  “Smart” cards are credit card-like devices that have a chip built into the card that holds digitally-encoded information rather than a magnetic strip on the back.  There are a number of uses for smart cards, including identification, banking information, mass transit payments and tracking accumulated points for purchases.  Smart cards are more popular in Europe and the Pacific Rim than in the United States.   An independent analyst estimated that in 2003, there were 2.02 billion smart cards shipped worldwide; that number is expected to grow to 3.11 billion by 2008.  The idea of a single card that allows for identification, banking and other transactions is very attractive to a number of people and institutions.

With a battery, both the number of things that can be done with a smart card and the security enhancements available would be significantly increased.  For example, the use of a battery would permit real-time updated bank transactions including active balances, biometric information (fingerprints, voice recognition, retinal identification, facial recognition, etc.), transportation ticketing and identification and many other enhancements.  A number of companies are advocating the use of smart cards that are upgraded with power technologies.  The largest barriers to powered smart cards – battery size and cost – are addressed by our device.

MEMs/NEMs.  Micro-electrical-mechanical and nano-electrical-mechanical systems are complete systems-on-a-chip.  We believe that they hold great promise for a number of applications, including integrated circuit and micro-device fabrication.  These systems must be powered, and we believe that a micro-battery such as ours could be an ideal power source.

Military Identification.  We believe that embedding micro-devices into dog tags worn by military personnel, containing tracking, medical and other information, could save lives in battlefields.  Using micro-batteries to provide power to these devices could significantly expand their capability.

Automotive Remotes.  The remote control device that sends signals to lock and unlock car doors and turn alarms on and off requires a small battery, which could possibly be recharged while the car is in operation.

Sensors.  Remotely placed sensors require reliable batter power rather than hard wired power.  Coupled with a ratio tag, sensors can eliminate the need for long, difficult and costly wiring.

Chip Memory Backup.  Real time memory backup is commonplace in most computers, cell phones, PDAs and other electronic devices.  However, these require low power batteries to maintain the data when the device is turned off.  We believe that our batteries will be ideal for this application.

Other Possible Applications.  Other possible applications for our batteries include:

•

Micro/nano satellites

•

Miniature transmitters

•

M2M communications

•

Neurological stimulators

•

“Smart” active labels

•

Sneaker lights

Marketing and Distribution

Once we have completed development of our Li Ion thin film battery, we plan to approach the market in one of the following three ways, depending on the market climate at the time:

•

License the battery to an established battery manufacturer;

•

Produce our specialized nanowire device for incorporation in OEM projects through joint ventures with battery manufacturers and other OEMs; or

•

Produce the batteries in direct competition with other battery manufacturers.

Industry Information

Although batteries were first developed in the 19th century, they began to become available to the mass market in the early 20th century when Union Carbide began marketing the most successful battery line in history: Eveready. In the 1930s, Rayovac (formerly, the French Battery Company) began to challenge Eveready's position. Rayovac never overtook Eveready, but was successful and continued as a close, family-run business -- largely in Eveready’s shadow.

In the late 1950s, Eveready became the first to offer alkaline batteries to consumers and experienced some major competition in the mid 1960s when the PR Mallory Company introduced the Duracell line. In the 1990s, after some acquisitions and reorganizations, Eveready eventually became the Energizer brand and was spun off as its own company. Mallory changed its name to Duracell after the founder’s death and was eventually purchased by Gillette. In 1997, Rayovac made the transition from a family-owned business to a public company. After its IPO it made several acquisitions.

Still, though, the pecking order remains largely the same: Energizer is the largest battery company in the world, followed by Duracell and Rayovac. Other competitors exist -- Panasonic, Sony, Radio Shack and other companies have their own brands and there are a multitude of small companies with their own niches -- but these three dominate the market.

The market is considered mature. Standard configurations have been around for decades (sizes D, C, AA, AAA and lantern batteries are standard sizes used in thousands of devices for years) and other, more specialized configurations have evolved as well, as demand has been driven forward by new, portable electronic equipment.

Rechargeable batteries have gained in popularity, mostly in configurations other than the standard sizes. These are mostly used in PDAs, cellular telephones, laptop computers, cameras and other electronic devices. Rechargeables are available in several chemistries, the most well-known being Nickel Cadmium (NiCad), Nickel Metal Hydride (NiMH), sealed lead acid (SLA) and lithium chemistries (e.g., lithium ion -- LiIon). Today, LiIon is "the fastest growing and most promising battery chemistry" (Isidor Buchmann, "Battery University", 2003).

Rechargeable LiIon batteries are an example of a battery chemistry that has experienced significant growth in recent years, due to demand in portable electronics (primarily cellular telephones and laptop computers). They are generally recognized as superior to other rechargeable battery chemistries (they last longer, weigh less, hold more power and have faster recharge cycles than other rechargeable chemistries) and have become the battery of choice in most rechargeable applications. By 2009, lithium chemistries will comprise 91.8% and 78.8% of rechargeable batteries used in mobile IT and communication devices respectively (Battery Power Products & Technology magazine, March 2004).

In 1997, rechargeable lithium batteries accounted for $424 million in sales in the United States and grew to $1.2 billion by 2002 (Spelman Research, "Oak Ridge Micro Energy, Inc", September 2004). Researchers expect continued growth in the rechargeable battery market at around 5.5% annually (the Freedonia Group, "Batteries - Market Size, Market Share, Market Leaders, Demand Forecast, Sales, Company Profiles, Market Research, Industry Trends", 2003) through 2007. Thin film and nanowire lithium batteries in the new applications described under “Products” are expected to be part of this growth.

Competition

We will compete with other manufacturers and distributors of small sealed rechargeable batteries.  A few of these manufacturers and distributors are large, international corporations such as Energizer, Duracell and Rayovac.  In addition, significant Pacific Rim competitors include Sanyo, Hitachi Maxell, Toshiba and NEC.  All of these companies have significantly greater resources than Enable.   There are also a number of smaller competitors in the Pacific Rim, each of whom have either expanded production in recent years or whom we expect to expand in the near future.  These smaller companies include:

•

Shenzhen BAK Battery Co. Ltd.

•

Shenzhen B&K Technology Co. Ltd.

•

Wuhan Lixing (Torch) Power Sources Co. Ltd.

•

Pacific EnergyTech Co., Ltd.

•

Amita Technologies Ltd.

•

EXA Energy Technology Co. Ltd.

•

High Energy Battery Co. Ltd.

•

Great Power Battery Co. Ltd.

•

Rickbery (HK) Ltd.

ORNL has licensed its thin film technology to five companies and has no plans to restrict the number of companies to whom it will license the technology in the future.  All of the following companies have nonexclusive licenses for low power fields of use, except cell phones, cameras and camcorders, laptops and toys:

•

Cymbet Corporation

•

Excellatron, Inc.

•

Front Edge Technology, Inc.

•

Infinite Power Solutions

•

Oak Ridge Micro-Energy, Inc.

Finally, there are other companies whom we know to be working on thin film batteries.  These companies include Ener1, Graphic Solutions, Inc., ITN Energy Systems, Solicore and Voltaflex.

We believe that we will compete with these companies on the basis of cost and superior power capacity.

Manufacturing

We may elect to manufacture our thin film batteries.  In that event, we believe that access to manufacturing facilities and equipment will be readily available.  We may also choose to outsource production, and believe that we will be able to access numerous contract manufacturers at a reasonable cost.  We also believe that the raw materials required to manufacture our batteries – lithium cobalt oxide and wafers with various substrates - will be available from numerous suppliers.

Intellectual Property

We currently have no licensed patents.  We have been assigned all rights, title and interest in and to a patent application (serial number 11/089781, filed on March 25, 2005) for a battery technology developed by Dr. Sung H. Choi, our Technical Advisor.  This patent application, entitled “Lithium Ion Rechargeable Battery Based on Nanostructures”, was assigned to us by Dr. Choi in consideration for the issuance to him of an aggregate of 2,000,000 shares of our common stock plus an annual royalty of five percent of net sales of the products resulting from the technology.  We have certain minimum annual royalty payments to Dr. Choi pursuant to the Technology and Patent Assignment. These minimum annual royalty payments are as follows:

Due March 31, 2006	$ 10,000
2007	$ 15,000
2008	$ 20,000
2009	$ 45,000
2010	$ 75,000
Thereafter	$ 1,500,000
$ 1,665,000

We currently require all employees to sign confidentiality agreements as well as proprietary information and inventions agreements.

Research and Development

Since inception, we have expended $24,111 on research and development.  We plan to continue research and development of our technology.  We have access to, and have been approved to use, certain equipment at UCLA's Nanoelectronics Research Facility ("NRF"), located on the UCLA campus approximately 30 miles from our facility.  The NRF routinely makes its facility available to business representatives who complete training on its equipment and agree to pay varying hourly rates based on the equipment used.

Government Regulation

In the future, we may be required to seek regulatory clearance or approval in order to commercialize new products.  Although we are not currently aware of any regulatory requirements that may affect our operations, in the event that we elect to pursue alternative battery chemistries we might be subject to state environmental laws or regulations governing the disposal of hazardous chemicals. We currently have no plans to pursue any such alternative chemistries.

Employees

As of March 31, 2006, we employed one person in management and administration.  We currently utilize outside consultants for our research and development activities.  None of our employees are members of a labor union.  Management believes that relations with our employees and consultants are good.

Risk Factors

Our business, financial condition and results of operations could be materially and adversely affected by any of the following risks:

RISKS RELATED TO THE BUSINESS

OUR AUDITORS HAVE STATED THAT THEY HAVE DOUBTS AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH COULD HAMPER OUR ABILITY TO OBTAIN INVESTMENT CAPITAL AND PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN.

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

We were formed in March 2005, and to date have only 13 months of operations.   Therefore, we have only a limited operating history upon which you can evaluate our business and prospects, and we have yet to develop sufficient experience regarding actual revenues to be received from our combined operations.  In addition, we have no products currently available for commercial sale, and do not expect to have products available for sale in the future

We are a start-up company.  You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets such as competing technologies, lack of customer acceptance of a new or improved product and obsolescence of the technology before it can be fully commercialized.  If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

WE EXPECT LOSSES FOR THE FORSEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

For the period from March 17, 2005 (date of inception) through March 31, 2006, we had net losses from operations of $551,685.  We will continue to incur losses from operations for the foreseeable future.  These losses will result primarily from costs related to product research and development.  In addition, we plan to invest in additional employees, and to build our infrastructure to comply with the requirements of being a publicly traded company.  We currently plan to hire two full-time engineers to assist with product development, and an experienced Chief Financial Officer to help ensure compliance with the disclosure and financial obligations of being a public company.  Our management believes these expenditures are necessary to commercialize our technology and to penetrate the markets for our products.  If our revenue growth is slower than anticipated or our operating expenses exceed expectations, our losses will be significantly greater.  We may never achieve profitability.

IF WE DO NOT RAISE ADDITIONAL CAPITAL, WE MAY HAVE TO CURTAIL OR EVEN CEASE OPERATIONS.

Our operating plan for the years ending March 31, 2007 and 2008 is focused on development of our products. We currently anticipate that cash of $2,500,000 will be required to support this plan.  At March 31, 2006, we had only $1,374 in cash, and had a burn rate of approximately $22,600 per month. We are in the process of raising additional capital.  As part of this effort, in July 2005 we issued a series of six warrants to a private investor to purchase an aggregate of 900,000 shares of common stock at an exercise price of $0.10 per share.  Each warrant was for 150,000 shares, and the warrants expired at the rate of 150,000 shares per month commencing in August 2005 and ending on January 31, 2006.  To date, all 900,000 shares of common stock have been issued through the exercise of these warrants, for total proceeds of $90,000.   Also, in July 2005, we issued an aggregate of 162,000 shares of common stock for proceeds of $18,000. In September 2005, we issued 1,275,000 shares to 21 investors for $127,500. In September 2005, we issued to another private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share. In February 2006, we issued an aggregate of 1,275,000 shares of common stock for proceeds of $14,000, and in March 2006, we issued an aggregate of 270,000 shares of common stock for proceeds of $18,900.  We are actively seeking additional funding.

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

WE DEPEND ON OUR CURRENT EXECUTIVE OFFICERS.

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees and consultants, particularly David A. Walker, our Chief Executive Officer, and Mark A. Daugherty, Ph.D., our Chief Technology Officer.  The loss of the services of any of our executive officers or key employees could materially and adversely affect our business.  We have an employment agreement with Mr. Walker which expires on March 31, 2007.  We have no written agreement with Dr. Daugherty, however he has verbally agreed to provide consulting services as needed  We currently have no key man insurance for either Mr. Walker or Dr. Daugherty.

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

We compete in a new, rapidly evolving and highly competitive sector of the small sealed, rechargeable consumer battery market.  We expect competition to persist and intensify in the future from a number of different sources.  Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could have a negative financial impact on our business.  We compete with Energizer, Duracell and Rayovac, which sell batteries incorporating competing technologies.  We also compete with several small private companies that utilize competing technologies to manufacture thin film batteries.   One of these competitors, Oak Ridge Micro-Energy, Inc. announced on April 4, 2006 that it has established its first manufacturing line for Li Ion batteries, which will help the company eventually to obtain high volume manufacturing capability. We do not know the sales price of the products that Oak Ridge Micro-Energy, Inc. plans to produce and sell, and do not know whether we will be able to compete with such products.  If the sales price of the batteries to be sold by Oak Ridge Micro-Energy, Inc. is less than ours and if such batteries are able to penetrate these and other markets successfully, it could have a material adverse impact on our business.  We have also been informed that another competitor, Front Edge Technologies, Inc., is currently selling products for specialized government applications.  We do not know the specific products or their sales prices, and so do not know whether our proposed products will be competitive with those sold by Front Edge Technologies, Inc.

Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels.  These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.  We have encountered, and expect to encounter, customers who are extremely confident in and committed to the product offerings of our competitors.  Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers.  These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions.  Given the market opportunity in the consumer battery market, we also expect that other companies may enter our market with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete.  If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

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

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND DEFEND AGAINST CLAIMS MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE.

We will rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights.  However, we cannot assure you that the actions we have taken will adequately protect our intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on our licensed patent.  We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our documentation and other proprietary information.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology.

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

There can be no assurance that:

•

any current or future U.S. or foreign patent applications would be approved;

•

these issued patents will protect our intellectual property and not be challenged by third parties;

•

the validity of our patents will be upheld;

•

our patents will not be declared unenforceable;

•

the patents of others will not have an adverse effect on our ability to do business; or

•

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

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

We may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe it will assist us in carrying out our business strategy.  Growth through acquisitions has been a successful strategy used by other battery companies.  We do not have any present understanding, nor are we having any discussions relating to any such acquisition or investment.  If we buy a company, then we could have difficulty in assimilating that company's personnel and operations.  In addition, the key personnel of the acquired company may decide not to work for us.  An acquisition could distract our management and employees and increase our expenses.  Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing stockholders.

ANTI-TAKEOVER PROVISIONS AND OUR RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD-PARTY ACQUISITION OF US DIFFICULT.

We are a Delaware corporation.  Anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to stockholders.  Our Certificate of Incorporation provides that our Board of Directors may issue preferred stock without stockholder approval.  The issuance of preferred stock could make it more difficult for a third party to acquire us.  All of the foregoing could adversely affect prevailing market prices for our common stock.

RISKS RELATED TO OUR INDUSTRY

THE MARKET IN WHICH WE COMPETE IS SUBJECT TO RAPID TECHNOLOGICAL PROGRESS AND TO COMPETE WE MUST CONTINUALLY INTRODUCE NEW PRODUCTS THAT ACHIEVE BROAD MARKET ACCEPTANCE.

The low power battery market is characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards.  If we do not regularly introduce new products in this dynamic environment, our product lines will become obsolete.  Alternative technologies could achieve widespread market acceptance and displace the technology on which we have based our future products.  We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or devices will not supplant our own products and technology.

RISKS RELATED TO OUR COMMON STOCK

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

ADDITIONAL SHARES HELD BY EXISTING STOCKHOLDERS MAY BE SOLD INTO THE PUBLIC MARKET IN THE FUTURE, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

We have registered an aggregate of 11,504,687 shares of common stock for sale or resale under the Securities Act of 1933, as amended (the "Securities Act"). Of these, 6,199,687 are issued and outstanding as of March 31, 2006.  The remaining 5,455,313 shares of our issued and outstanding common stock are "restricted securities" as defined under Rule 144 of the Securities Act.  All of these shares are beneficially owned by our officers, directors or other affiliates. Restricted securities may only be publicly sold pursuant to a registration statement under the Securities Act or pursuant to Rule 144 or some other exemption that may be available from the registration requirements of the Securities Act.  Rule 144 entitles each person holding restricted securities for a period of one year, and affiliates who own non-restricted shares of our common stock to sell every three months, in ordinary brokerage transactions, an amount of shares which does not exceed one percent of our then outstanding common stock.  Any substantial sales pursuant to Rule 144, including the potential sale of common stock by our affiliates, could have an adverse effect on the market price of shares of our common stock, and may hinder our ability to arrange subsequent equity or debt financing or affect the terms and conditions of such financing.

SOME OF THE INFORMATION IN THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

-    general economic and business conditions, both nationally and in our markets,

-    our history of losses,

-    our expectations and estimates concerning future financial performance, financing plans and the impact  of competition,

-    our ability to implement our growth strategy,

-    anticipated trends in our business,

-    advances in technologies, and

-    other risk factors set forth under "Risk Factors" in this statement.

In addition, in this report, we use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements.

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this registration statement. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this registration statement may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently own no real property. Our headquarters is located at 25520 Avenue Stanford, Suite 311, Valencia, California, 91355.  We have a month-to-month lease and the rent is $3,168 per month for 3,520 square feet.  We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is not currently traded on any public market.  We are applying to list our common stock for trading on the OTCBB; however, there can be no assurance that such listing will be successful.

As of March 31, 2006, we had 51 holders of our common stock.  The number of record holders was determined from the records of our transfer agent.  Our transfer agent is U.S. Stock Transfer Company, 1745 Gardena Avenue, Glendale, California 91204.

To date, we have never declared or paid any cash dividends on our capital stock.  We currently intend to retain any future earnings for funding growth and therefore, do not expect to pay any dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the period from December 31, 2005 through March 31, 2006.  Also included is the consideration, if any, received by us for such shares, options and warrants and information relating to the section of the Securities Act, or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

During February 2006, we issued an aggregate of 450,000 shares of our common stock related to the exercise of warrants for cash totaling $45,000, and 200,000 shares of common stock for cash totaling $14,000.  These issuances were made in reliance on Section 4(2) of the Securities Act, and were made without general solicitation or advertising.  The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

During March 2006, we issued an aggregate of 270,000 shares of common stock for cash totaling $18,900.  The issuances were made in reliance on Section 4(2) of the Securities Act, and were made without general solicitation or advertising.  The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE.  THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS.  ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS PROSPECTUS ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF.  THE FACTORS DISCUSSED ABOVE UNDER "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto.

Overview

We were incorporated in March 2005 in the State of Delaware.  We have commenced limited business operations, but have not yet realized any income.  To date we have funded our operations through private placements of equity and contributions from our founders.

We have incurred a net loss from operations from inception through March 31, 2006, of $551,685.

You should read this discussion in conjunction with the selected historical financial information and the financial statements and related notes included elsewhere in this Annual Report.

Results of Operations

We have not included a comparison of the year ended March 31, 2006 to the year ended March 31, 2005, as we were formed on March 17, 2005 and thus the latter year included only 14 days of operation.  We believe that such a comparison would not be meaningful.

Year Ended March 31, 2006

Revenues.  We did not generate any revenue in the year ended March 31, 2006, as we were only recently incorporated and our focus has been on raising funds to commence the research and development of our technology.  We are a development stage company in our second year of research and development activities, and do not anticipate receiving revenue until we complete product development.  There can be no assurance that we will ever receive revenues or reach profitability.

General and Administrative Expenses.   General and administrative expenses in the year ended March 31, 2006 were $470,273.  These expenses included $150,000 in wages and salaries to our  sole  employee, $114,669 in consulting fees, $62,134 in legal and accounting expenses associated with our incorporation and the preparation of a registration statement, $24,111 in research and development expenses, and $119,359 in other general and administrative expenses.  We anticipate that as we ramp up our operations (including incurring the obligations of a public company), our general and administrative expenses will increase significantly.

Sales and Marketing Expenses.  We did not incur sales and marketing expenses in the year ended   March 31, 2006, but intend to develop our sales and marketing efforts at a measured pace until our products are ready for introduction into the market

Interest Expense.  We incurred interest expense of $60,879 for the year ended March 31, 2006.  Of this amount, $60,849 was due to interest imputed on our royalty obligations pursuant to the Technology and Patent Assignment with Dr. Sung H. Choi.

Net Loss.  As a result of the foregoing factors, our net loss was $531,152, or $0.05 per share, for the year ended March 31, 2006.

Liquidity and Capital Resources

From our date of inception (March 17, 2005), we have obtained the majority of our cash resources from the sale of stock to our founders.  Our operating plan for the years ending March 31, 2007 and 2008 is focused on development of our products. We currently anticipate that cash of $2,500,000 is required to support this plan.  At March 31, 2006, we had only $1,374 in cash, and had a burn rate of approximately $22,600 per month. We are in the process of raising additional capital.  As part of this effort, in July 2005 we issued a series of six warrants to a private investor to purchase an aggregate of 900,000 shares of common stock at an exercise price of $0.10 per share.  Each warrant was for 150,000 shares, and the warrants expired at the rate of 150,000 shares per month commencing in August 2005 and ending on January 31, 2006.  To date, all 900,000 shares of common stock have been issued through the exercise of these warrants, for total proceeds of $90,000. Also, in July 2005, we issued an aggregate of 162,000 shares of common stock for proceeds of $18,000. In September 2005, we issued 1,275,000 shares to 21 investors for $127,500. In September 2005, we issued 1,275,000 shares to 21 investors for $127,500. In September 2005, we issued to another private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share. In February 2006, we issued an aggregate of 1,275,000 shares of common stock for proceeds of $14,000, and in March 2006, we issued an aggregate of 270,000 shares of common stock for proceeds of $18,900.  We continue to seek to raise additional funds to support operations through private placements of equity and debt securities as well as through the sale of common stock through a registration statement on Form SB-2. We believe that the funds raised through this plan will be sufficient to support our operations through the year ending March 31, 2008. A large portion of our anticipated costs will relate to product research and development. In addition, we plan to invest in additional employees, and to build our infrastructure to comply with the requirements of being a publicly traded company. We currently plan to hire two full time engineers to assist with product development, and an experienced Chief Financial Officer to help ensure compliance with the disclosure and financial obligations of being a public company. We are actively seeking additional funding. Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities. There can be no assurance that we will be successful in raising any capital, and at the present time, we have no other agreements or arrangements for any private placements.

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

The report of our independent certified public accountants, included in this Annual Report, contains a paragraph regarding our ability to continue as a going concern.

During the year ended March 31, 2006, we continued to spend cash to fund our operations.  Cash used by operating activities for the year ended March 31, 2006 equaled $271,516, and consisted principally of our net loss of $531,152, and an increase in prepaid expenses of $10,539, offset by an increase in accrued liabilities of $95,303, an increase in accounts payable of $81,416, interest accrued on the present value of our minimum royalty payments to Dr. Choi, and depreciation and amortization of $32,607.

We used $8,241 in investing activities for the year ended March 31, 2006.  The increase was used to the purchase of certain fixed assets.

Cash flow from financing activities for the year ended March 31, 2006 produced a net increase in cash of $268,400, consisting of cash from the issuance of common stock.

As of March 31, 2006, we had cash and cash equivalents amounting to $1,374, a decrease from the balance of $4,204 at December 31, 2005.  Our working capital deficit increased to $210,943 at March 31, 2006, from $162,011 at December 31, 2005.  There were no material commitments for capital expenditures at March 31, 2006.

Our research and development activities over the next twelve months are expected to consist of the continued enhancement of our technology by developing one or more half-battery test fixtures, followed by necessary chemical and structural modifications. These activities will be undertaken with a view towards our ultimate goal of developing a working, fully functional prototype, which we currently anticipate could take approximately two years.

As of March 31, 2006 we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. We may not be able to secure funding in the future necessary to complete our intended research and development activities.

We have certain minimum annual royalty payments to Dr. Sung H. Choi pursuant to the Technology and Patent Assignment. These minimum annual royalty payments are as follows:

Due March 31, 2006	$ 10,000
2007	$ 15,000
2008	$ 20,000
2009	$ 45,000
2010	$ 75,000
Thereafter	$ 1,500,000
$ 1,665,000

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

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

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

We consider that the following are critical accounting policies:

Research and Development Expenses - All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, raw materials and research-related overhead.  Accrued liabilities for these are included in accrued liabilities and included in research and development expenses.

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

Stock-based compensation - We apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", in accounting for stock options issued to employees.  Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option.  For stock options and warrants issued to non-employees, we apply SFAS No. 123, "Accounting for Stock-Based Compensation".  SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  We use the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees.  Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

23

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Enable IPC Corporation

(A Development Stage Company)

Valencia, California

We have audited the accompanying balance sheet of Enable IPC Corporation (A Development Stage Company) as of March 31, 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended March 31, 2006, for the period from March 17, 2005 (Inception) through March 31, 2005 and for the period from March 17, 2005 (Inception) through March 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enable IPC Corporation as of March 31, 2006, and the results of its activities and cash flows for the year ended March 31, 2006, for the period from March 17, 2005 (Inception) through March 31, 2005 and for the period from March 17, 2005 (Inception) through March 31, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and requirement for additional funding raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/

L.L. Bradford & Company, LLC

April 7, 2006

Las Vegas, Nevada

See Accompanying Notes to Financial Statement

See Accompanying Notes to Financial Statement

See Accompanying Notes to Financial Statement

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

| | Year ended March 31, 2006 | March 17, 2005 (Inception) through March 31, 2005 | March 17, 2005 (Inception) through March 31, 2006 |
|---|---|---|---|
| Cash flows from operating activities: | | | |
| Net loss | $ (531,152) | $ (20,533) | $ (551,685) |
| Adjustments to reconcile net loss to net cash provided by operating activities: | | | |
| Depreciation and amortization | 32,607 | 1,292 | 33,899 |
| Stock based compensation | - | 5,000 | 5,000 |
| Stock based compensation related to office supplies | - | 2,608 | 2,608 |
| Interest accrued on PV of min royalty payments | 60,849 | - | 60,849 |
| Changes in operating assets and liabilities: | | | |
| Prepaid expenses | (10,539) | - | (10,539) |
| Accounts payable | 81,416 | 3,500 | 84,916 |
| Accrued liabilities | 95,303 | 8,133 | 103,436 |
| Net cash used by operating activities | (271,516) | - | (271,516) |
| Cash flows from investing activities: | | | |
| Purchase of fixed assets | (8,241) | - | (8,241) |
| Net cash used by investing activities | (8,241) | - | (8,241) |
| Cash flows from financing activities: | | | |
| Issuance of common stock for cash | 268,400 | 12,731 | 281,131 |
| Net cash provided by financing activities | 268,400 | 12,731 | 281,131 |
| Net change in cash | (11,357) | 12,731 | 1,374 |
| Beginning balance, April 1, 2005 | 12,731 | - | - |
| Ending balance | $ 1,374 | $ 12,731 | $ 1,374 |
| Schedule of non-cash investing and financing activities: | | | |
| Issuance of 2,780,200 shares for fixed assets | $ - | $ 13,901 | $ 13,901 |
| Purchase of intangible asset | | | |
| Issuance of 2,000,000 shares related to Technology and Patent assignment | $ - | $ 10,000 | $ 10,000 |
| Present value of minimum royalty payments related to Technology and Patent assignment | - | 583,857 | 583,857 |
| | $ - | $ 593,857 | $ 593,857 |

See Accompanying Notes to Financial Statement

1.

DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $551,685 for the period from March 17, 2005 (Date of Inception) through March 31, 2006. The Company’s management is in the process of raising additional capital for the Company.  As part of this effort, in July 2005, the Company issued  an aggregate of 162,000 shares of common stock for proceeds of $18,000.  Also in July 2005, the Company issued  a series of six warrants to a private investor to purchase an aggregate of 900,000 shares of common stock at an exercise price of $0.10 per share.  Each warrant was for 150,000 shares, and the warrants expired at the rate of 150,000 shares per month commencing in August 2005 and ending January 31, 2006.  All 900,000 shares of common stock have been issued through the exercise of those warrants, for proceeds of $90,000.  In September 2005, the Company issued an aggregate of 1,275,000 shares of common stock for proceeds of $127,500.  Also in September 2005 we issued to another private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share.  In February 2006, the Company issued an aggregate of 200,000 shares of common stock for proceeds of $14,000.  In March 2006, the Company issued an aggregate of 270,000 shares of common stock for proceeds of $18,900. The Company continues to seek to raise additional funds to support operations through private placements of equity and debt securities as well as through the sale of common stock through a registration statement on Form SB-2/A.  Management believes that the funds raised through this plan will be sufficient to support our operations through the year ending March 31, 2008.

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

Definition of fiscal year – The Company’s fiscal year end is March 31.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash – The Company places its cash with high quality institutions.  Accounts at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation.  As of March 31, 2006, the Company has no uninsured cash balance.

Fixed assets – Fixed assets are stated at cost less accumulated depreciation.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets.  The cost of repairs and maintenance is charged to expense as incurred.  Expenditures for property betterments and renewals are capitalized.  Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment.  The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Intangible assets – Intangible assets are amortized principally on the straight-line method over their useful lives of 20 years.

The Company evaluates the remaining useful life of the intangible asset being amortized annually to determine whether events and circumstances warrant a revision to the remaining period of amortization.  If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life.  If the intangible asset being amortized is subsequently determined to have an indefinite useful life, the asset will no longer be amortized and will be accounted for in the same manner as other intangible assets that are not subject to amortization.

Research and development – The Company expects to make substantial investments in research and development in order to develop and market our technology. Research and development costs consist primarily of general and administrative and operating expenses related to research and development activities. The Company expenses research and development costs as incurred. Property, plant and equipment for research and development that have an alternative future use are capitalized and the related depreciation is expensed as research and development costs. Property, plant and equipment for research and development that have no alternative future uses in other research and development projects or otherwise are research and development costs at the time the costs are incurred. The costs of intangibles that are purchased from others for use in research and development activities and that have alternative future uses in research and development projects or otherwise are capitalized and amortized as intangible assets.  The amortization of those intangible assets used in research and development activities is a research and development cost. Costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses in other research and development projects or otherwise are research and development costs at the time the costs are incurred. The Company expects our research and development expense to increase as we continue to invest in the development of our technology.

Income taxes – The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-based compensation – The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”, in accounting for stock options issued to employees.  Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option.  For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees.  Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

The Company granted no warrants or options to employees for compensation for the year ended March 31, 2006.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt  SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

Fair value of financial instruments - The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per common share – Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities.  Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period.  Diluted earnings (loss) per share is computed using the weighted average number of common and  common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

New accounting pronouncements – SFAS No. 151, "Inventory Costs," is effective for fiscal years beginning after June 15, 2005.  This statement amends the guidance in APB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  The adoption of SFAS No. 151 is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions," is effective for fiscal years beginning after June 15, 2005.  This Statement amends SFAS No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions."  The adoption of SFAS No. 152 is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 123(R), "Share-Based Payment," replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."  This statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements.  The Company is required to apply this statement in the first interim period that begins after December 15, 2005.  The Company is currently analyzing the requirements of the adoption of SFAS No. 123(R).

SFAS No. 153, "Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29," is effective for fiscal years beginning after June 15, 2005.  This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance.  The adoption of SFAS No. 153 is expected to have no impact on the Company's consolidated financial statements.

The EITF reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  The FASB issued FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1," "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued.  The adoption of this consensus or FSP is expected to have no impact on the Company's consolidated financial statements.

2.

FIXED ASSETS

A summary of fixed assets as of March 31, 2006 are as follows:

Office equipment	$ 16,215
Office furniture	5,927
22,142
Less: accumulated depreciation	(4,271)

Fixed assets, net	$ 17,871

3.

INTANGIBLE ASSETS

A summary of intangible assets as of March 31, 2006 is as follows:

Patent	$ 593,857
Less: accumulated amortization	(29,628)

Intangible assets, net	$ 564,229

The patent value of $593,857 consists of the present value of minimum annual royalty payments (See Note 4) totaling $583,857 and 2,000,000 shares of the Company’s common stock of $0.001 par value totaling $10,000.

4.

PRESENT VALUE OF MINIMUM ROYALTY PAYMENTS, NET

The Company has entered into a Technology and Patent Assignment Agreement (“Agreement”) granting the Company proprietary rights in consideration for royalties equal to 5% of the net sales of the product.  The combined royalty amounts in any single calendar year must be at least equal to the amount shown in the schedule below, or else the 5% royalty shall not be paid, and instead the amount shown in the schedule below shall be paid. Future minimum annual royalty payments under the Agreement are as follows as of March 31, 2006:

The Company recorded the present value of the above royalty payments totaling $583,857 (assuming a 10% per annum imputed interest rate) as part of the value of the intangible asset.  As of March 31, 2006 the present value of minimum royalty payments, net is as follows:

Present value of minimum royalty payments

$

583,857

Plus:  Accrued interest on minimum royalty payments

60,849

Less:  Minimum royalty payments due within 12 months

(25,000)

Present value of minimum royalty payments, net

$

619,706

======

5.

COMMON STOCK

During March 2005, the Company entered into a Technology and Patent Assignment Agreement (“Agreement”) with Sung H. Choi, to acquire certain technologies used in the business of Enable.  In accordance with the Agreement, the Company issued 2,000,000 shares of the Company’s common stock totaling $10,000 in exchange for all Proprietary rights under the Agreement.

During March 2005, the Company issued 1,000,000 shares of its common stock totaling $5,000 to the board for services rendered.

During March 2005, the Company issued 2,546,217 shares of its common stock to the founders of the Company for cash totaling $12,731.

During March 2005, the Company issued 2,780,200 shares of its common stock to the founders of the Company for fixed assets totaling $13,901.

During March 2005, the Company issued 521,584 shares of its common stock to the founders of the Company for miscellaneous supplies totaling $2608.

During July 2005, the Company issued 162,000 shares of its common stock for cash totaling $18,000.

During July 2005 the Company issued a series of six warrants to a private investor to purchase an aggregate of 900,000 shares of common stock at an exercise price of $0.10 per share.  Each warrant was for 150,000 shares, and the warrants expired at the rate of 150,000 shares per month commencing in August 2005 and ending January 31, 2006.  All 900,000 shares of common stock have been issued through the exercise of those warrants, for proceeds of $90,000, as discussed in the following paragraphs.

During August 2005, the Company issued 150,000 shares of its common stock related to the exercise of warrants for cash totaling $15,000.

During September 2005, the Company issued 1,275,000 shares of its common stock for cash totaling $127,500. As part of the financing, the Company issued a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share. Also, in September 2005, the Company issued 150,000 shares of its common stock related to the exercise of warrants for cash totaling $15,000.

During October 2005, the Company issued 150,000 shares of its common stock related to the exercise of warrants for cash totaling $15,000.

During February 2006, the Company issued an aggregate of 200,000 shares of common stock for cash totaling $14,000 and 450,000 shares of its common stock related to the exercise of warrants for cash totaling $45,000.

During March 2006, the Company issued an aggregate of 270,000 shares of common stock for proceeds of $18,900.

6.

COMMITMENTS AND CONTINGENCIES

Consulting agreements – In March 2005, the Company entered into a consulting agreement with an individual to provide consultant services for a period of twelve months in consideration of an hourly fee of $75 and 250,000 qualified stock options.  The Company has not determined the grant date or exercise price; both will be determined at a future date.  The issuance of these options is contingent upon the shareholders’ approval of a stock option plan.  If the shareholders do not approve a stock option plan, no options will be issued and the Company will be under no additional payment obligation, except the hourly fee.  This consulting agreement expired on March 31, 2006.  The individual has agreed to continue to consult for the Company on an as-needed basis for an hourly fee of $75 and no stock options.

In March 2005, the Company entered into a consulting agreement with an individual to provide consultant services for twelve months in consideration of an hourly fee of $75 and 150,000 qualified stock options.  The Company has not determined the grant date or exercise price; both will be determined at a future date.  The issuance of these options is contingent upon the shareholders’ approval of a stock option plan.  If the shareholders do not approve a stock option plan, no options will be issued and the Company will be under no additional payment obligation, except the hourly fee.  This consulting agreement expired on March 31, 2006.  The individual has agreed to continue to consult for the Company on an as-needed basis for an hourly fee of $75 and no stock options.

Royalties – The Company has entered into a Technology and Patent Assignment Agreement (“Agreement”) granting the Company proprietary rights in consideration for royalties equal to 5% of the net sales of the product.  The combined royalty amounts in any single calendar year must be at least equal to the amount shown in the schedule below, or else the 5% royalty shall not be paid, and instead the amount shown in the schedule below shall be paid. Future minimum annual royalty payments under the Agreement are as follows as of March 31, 2005:

March 31, 2006	$ 10,000
2007	$ 15,000
2008	$ 20,000
2009	$ 45,000
2010	$ 75,000
Thereafter	$ 1,500,000
$ 1,665,000

Leased facility – The Company operates from a leased facility under a operating lease.  The lease calls for a rent of $3,168 per month for a two year term expiring  December 31, 2007.  As of March 31, 2006, total rent expense for the leased facility approximated $9,500.  Future minimum rental payments required under the operating sub-lease for the office facility as of March 31, 2006, are as follows:

2006

$   38,016

2007

     28,512

$   66,578

=======

7.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes,” which requires use of the liability method.  SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the current enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

For the period ended March 31, 2006, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At March 31, 2006, the Company had approximately $551,685 of accumulated federal and state net operating losses.  The net operating loss carryforwards, if not utilized, will begin to expire in 2026.

The components of the Company’s deferred tax asset are as follows:

	March 31, 2006	March 17, 2005 (Inception) through March 31, 2005
Deferred tax assets: Net operating loss carryforwards	$ 180,592	$ 6,981
Total deferred tax assets	180,592	6,981

Deferred tax liabilities: Depreciation	--	--

Net deferred tax assets before valuation allowance Less: Valuation allowance	180,592 $ (180,592)	6,981 $ (6,981)
Net deferred tax assets	$ --	$ --

For financial reporting, the Company has incurred a loss since inception to March 31, 2006.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2006.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

As of March 31, 2006
	Year ended 2006	March 17, 2005 (Inception) through March 31, 2005
Federal and state statutory rate Change in valuation allowance on deferred tax assets	$ 180,592 (180,592)	$ 6,981 (6,981)
Total income tax benefit	$ --	$ --

8.

OTHER

Employment Contract – During March 2005, the Company entered into an Executive Employment Agreement (the “Employment Agreement”) with its President and Chief Executive Officer.  The initial term of the Employment Agreement commenced in March 15, 2005 and ended on March 31, 2006.  The Employment Agreement was extended on March 31, 2006 for one additional year, and will end on March 31, 2007.  Pursuant to the Employment Agreement, the Chief Executive Officer will receive an annual base salary of $150,000 payable monthly in any combination of cash, common stock or options to purchase common stock as agreed to by Employee and Company.  Additionally, the Chief Executive Officer will receive annual compensation of no less than 250,000 options to purchase the Company’s common stock, payable in equal increments on a quarterly basis and fully vested. If the Company's stockholders do not approve a stock option plan, no options will be granted and the Company will be under no additional payment obligations.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANT AND ACCOUNTING AND

FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

Based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, our Chief Executive Officer and acting Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to our management, i.e., our Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information regarding our directors, executive officers and certain key employees as of March 31, 2006:

NAME

AGE

POSITION

----------------------------------------------------------------------------------------------

David A. Walker

48

Chief Executive Officer, Chief Financial

Officer (acting) and a Director

Mark A. Daugherty, Ph.D.

49

Chief Technical Officer and a Director

Daniel Teran, CPA

53

Director

Jin Suk Kim

35

Director

Timothy Lambirth, Esq.

53

Director

Sung Choi, Ph.D.

44

Technical Advisor

Mr. Choi is the brother-in-law of Mr. Kim.  Other than that relationship, there is no family relationship between any of our directors and executive officers.

Each Director holds office until the next annual meeting of the shareholders or until his successor is elected and duly qualified. Executive officers are appointed by and serve at the pleasure of the Board of Directors.  The following sets forth biographical information concerning our directors, executive officers and key personnel for at least the past five years:

David A. Walker has served as our Chief Executive Officer and acting Chief Financial Officer since our inception in March 2005.  Mr. Walker has over 20 years’ experience in business management, primarily with high-tech startups.  From 2000 to 2005, Mr. Walker served as an independent consultant to several companies including Optronic Solutions Technology, Nano Solutions, Inc., Durham Marketing and DCH Technology, Inc.  In 1994, Mr. Walker co-founded DCH Technology, Inc., a publicly traded high-tech energy and safety equipment company located in Valencia, California.  He served for six years alternatively as the President and Vice President of Operations of DCH until his retirement in 2000.  During his tenure at DCH, Mr. Walker negotiated license and joint venture agreements and oversaw the listing of the company on the American Stock Exchange after completing approximately $10 million in private placements.  He has served on the Boards of Directors of four privately held for-profit companies and one nonprofit company, and currently serves on advisory boards at the UCLA School of Public Health and California Baptist University.  Mr. Walker holds a master’s degree in Human Resources Management (Organizational Development) from Chapman University and a Bachelor’s Degree in Business Administration from California Baptist University.

Mark A. Daugherty, Ph.D. has served as our Chief Technology Officer since our inception in March 2005.  Mr. Daugherty has over 25 years’ experience with advanced energy systems research and development in industrial, national laboratory and academic settings.  In March 2005, he began working for the Wisconsin Focus on Energy Program through MSB Energy Associates (in addition to his work for us).  He has worked on renewable energy business development for the Wisconsin Focus on Energy Program as a consultant since November 2004, where he conducted a study on Community Wind Business Development from November 2004 through February 2005.  From September 2003 to January 2005, Dr. Daugherty was a student at the Chicago Theological Seminary.  From June 2002 to June 2003 he served as President and CEO of Virent Energy Systems, a Madison, Wisconsin based company commercializing a carbon-neutral method for on-demand production of hydrogen and fuel gas.  From June 1998 to June 2002, he served in several capacities for DCH Technology, Inc., including Chief Scientist, Chief Technical Strategist and Vice President and General Manager of DCH’s fuel cell operations.  Dr. Daugherty also served at Los Alamos National Laboratory from 1993 to 1998 as a Principal Investigator on Cooperative Research and Development Agreements (CRADAs) with industry to develop applications for high temperature superconductors.  He also served for six months in 1993 as Manager of R&D Cooperative Programs at Superconductivity, Inc., which is now part of American Superconductor Corp.  While at Superconductivity Inc., he led a CRADA program with Oak Ridge National Laboratory addressing high-temperature superconducting magnet design issues.  Dr. Daugherty holds a BS, MS and Ph.D. in Mechanical Engineering from the University of Wisconsin – Madison and a J.D. from the Boalt School of Law at the University of California – Berkeley.  He has published over 25 technical papers.  Dr. Daugherty has served as Session Chair at the 2000, 2001 and 2002 Symposium on Fuel Cells and Battery Technologies for Portable Applications and as the Chair of the Session on Applications of Superconductivity at the 1993 Cryogenic Engineering Conference.  He was also awarded an R&D 100 Award as a member of the Superconductivity, Inc. team.

Daniel Teran, CPA has served as a member of our Board of Directors since our inception in March 2005.  He is a Certified Public Accountant licensed in the State of California and has had his own practice in the City of Los Alamitos in Orange County since July 1989.  Mr. Teran offers services in accounting, systems setup and design and taxation.  He also provides tax planning and tax return preparation for individuals and businesses, and represents clients in audits with the Internal Revenue Service and the California Franchise Tax Board.  Prior to July 1989, Mr. Teran served as Chief Financial Officer for the Stephen Hopkins Development Company, a shopping center developer, and as Controller for NRC Construction Company.  He also served as an auditor for Seidman and Seidman, a large national public accounting firm.  He is an active member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants, and has served on various committees within these professional organizations.

Jin Suk Kim has served as a member of our Board of Directors since our inception in March 2005.  He currently serves as Vice President of G Ju Hwa Bohemia, a Korean and American corporation, overseeing all manufacturing, importing and exporting for the company.  From January 2002 to June 2004, he served as a director and officer of Nano Solutions, Inc., a small California-based startup, and from July 1998 to June 2004 directed MIS and accounting operations at CBOL Corporation in Woodland Hills, California.  Mr. Kim holds BS degrees in Accounting and Management Information Systems from California State University, Northridge.

Timothy Lambirth, Esq. has served as a member of our Board of Directors since our inception in March 2005.  He is a former managing partner with Ivanjack & Lambirth, LLP, a Los Angeles-based law firm, where he practiced law from January 1982 to July 2004.  Mr. Lambirth has expertise in complex commercial litigation and has counseled Fortune 500 companies with regard to their litigation, transactional and real estate needs for over 22 years.  He has worked with companies, both large and small, in addressing numerous financial and business-related issues.  He is co-author of a bi-monthly column entitled “Big Money”, which is published by the State Bar of California’s Big News for Smaller Firms magazine.  He has extensive jury and bench trial experience, and is certified as a Civil Trial Advocate by the National Board of Trial Advocacy.

Dr. Sung Choi has served as our Technical Advisor since our inception in March 2005. Dr. Choi has worked in nanotechnology for over a decade, including research in bionanotechnology and micro-electromechanical systems (MEMS) at the California Institute of Technology in Pasadena, California. He also consulted with the Aerospace Corporation for five years, conducting research on Focused Ion Beam systems. Dr. Choi has made a number of contributions in the field of microfluidics for space applications and nano-electromechanical systems (NEMS). He is the author of six patents (two pending) and forty papers in the field of nanotechnology and MEMS.  He was one of five US scientists recently invited by the Korean government to visit the country to discuss recent advances in nanotechnology. Dr. Choi holds a BS degree in Metallurgical Engineering from Seoul National University, Korea, and a MS degree in Materials Science & Engineering and a PhD in Electrical Engineering from UCLA, where he has concentrated on nanotechnology and MBE-based quantum devices.

Board Committees

We currently have three committees of our Board of Directors: the Audit Committee, the Compensation Committee and the Technical Advisory Committee.

The Audit Committee reviews, acts on and reports to the Board of Directors regarding various auditing and accounting matters, including the selection of our independent auditors, the monitoring of the rotation of the partners of the independent auditors, the review of our financial statements, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices.  Our auditors report directly to the Audit Committee.  Only independent Directors may serve on the Audit Committee.  There are currently three members of the Audit Committee, Mr. Teran, Mr. Lambirth and Mr. Kim.  Mr. Teran is the Chairman of the Audit Committee, and also serves as our “audit committee financial expert”.  Under the applicable Securities and Exchange Commission standard, an audit committee financial expert means a person who has the following attributes:

-

An understanding of generally accepted accounting principles and financial statements;

-

The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

-

Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;

-      An understanding of internal controls and procedures for financial reporting; and

-      An understanding of audit committee functions.

The Compensation Committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees.  All members of our Compensation Committee must be independent Directors.  There are currently three members of the Compensation Committee, Mr. Lambirth, Mr. Kim and Mr. Teran.  Mr. Walker, our Chief Executive Officer, participated in deliberations of the Board of Directors relating to his compensation.

The Technical Advisory Committee was established to aid in the direction, performance, productivity and efficiency of the Company’s research, development and other technical activities.  While it is overseen by Dr. Mark Daugherty, a Director with technical expertise, it may have non-directors as members to advise our engineers and technologists.  There are currently four members of the Technical Advisory Committee, Dr. Daugherty, Dr. Choi, Martin Leung, Ph.D. and Mr. Daniel Dunn.

Code of Ethics

We adopted a Code of Ethics on March 17, 2005.  A copy of our Code of Ethics may also be obtained by sending a written request to us.

Directors’ Compensation

Our Directors receive a sum of $500 for each Board meeting attended [in person or by telephone].  Directors who are also company employees receive the same compensation for serving on the Board as non-employee Directors.  We reimburse non-employee Directors for all travel and other expenses incurred in connection with attending meetings of the Board of Directors.  Our Directors who are also employees may participate in other incentive plans described under "Item 10. Executive Compensation."

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and Directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange Commission.  These persons are required to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms received by us, we believe that during the year ended March 31, 2006, all of our executive officers and Board of Directors timely filed their Form 3s.

ITEM 10.

EXECUTIVE COMPENSATION

    The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended March 31, 2005 and 2006 by our Chief Executive Officer.  No other executive officer received a salary for the 2006 fiscal year as determined by Regulation S-B, Item 402, that exceeded $100,000.

Summary Compensation Table (1)

Annual Compensation

Year        Salary

David A. Walker, Chief Executive Officer                              2006        $ 65,269

      2005        $ - 0 -

________________________

(1)  The columns for "Bonus", "Other Annual Compensation", "Restricted Stock Awards", "Securities underlying Options/SARs", "LTIP Payouts" and "All Other Compensation" have been omitted because there is no compensation required to be reported.

We have entered into a one-year employment agreement effective March 15, 2005, with David A. Walker, our Chief Executive Officer.  This agreement was extended for an additional year, expiring on March 31, 2007.  The employment agreement provides for an annual base salary of $150,000, which may be paid in any combination of cash, common stock or options to purchase common stock as may be agreed by Mr. Walker and us.  The employment agreement also requires additional annual compensation to Mr. Walker of options to purchase no less than 250,000 shares of our common stock.  The options, all of which shall be fully vested upon grant, will be granted in equal quarterly increments, and are subject to the approval by our stockholders of a stock option plan.  To date, no such plan has been presented to our stockholders for approval. If the our stockholders do not approve a stock option plan, no options will be granted and we will be under no additional payment obligations to Mr. Walker.  The employment agreement provides that in the event we are acquired, sell all of our assets or are the non-surviving party in a merger, it is not terminated and we will use our best efforts to ensure that the transferee or surviving company is bound by its provisions.

Options Grants and Exercises in Last Fiscal Year; Fiscal Year-End Option Values

We have not granted any stock options since our inception, and do not have a stock option plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 31, 2006 and; (i) all persons who are known to us to be beneficial owners of five percent or more of the common stock; (ii) each of our directors, and (iii) all current directors and executive officers as a group.  Unless otherwise indicated, the address of all stockholders is c/o Enable IPC Corporation, 25520 Avenue Stanford, Suite 311, Valencia, California 91355.

                                    PERCENT

               OF SHARES

NAME AND ADDRESS OF                 SHARES BENEFICIALLY

               BENEFICIALLY OWNED

BENEFICIAL OWNER                           OWNED

Sung H. Choi

          2,245,062

     19.3%

David A. Walker

          2,200,000

     18.9%

Jin Suk Kim

          1,800,000

     15.4%

Reuven Zfat

             750,000

      6.4%

Rastiff Business Ventures, Inc. (1)                750,000

      6.4%

Timothy Lambirth

             352,000

       3.0%

Mark A. Daugherty

             330,000

       2.8%

Daniel Teran

             303,313

       2.6%

All executive officers and

Directors as a group (five persons)             4,985,313

      42.8%

______________________________________________________

(1)  Dennis Reid has voting and investment power over the shares of common stock held by Rastiff Business Ventures, Inc.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities.  Common shares subject to options or warrants that are currently exercisable or exercisable within 60 days of March 31, 2006 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all common shares shown as beneficially owned by them, subject to applicable community property laws.  Percentage of beneficial ownership is based on 11,655,000 shares of our common stock outstanding as of March 31, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have entered into a one-year employment agreement effective March 15, 2005 (and renewed as of March 31, 2006), with David A. Walker, our Chief Executive Officer (see “Management – Executive Compensation”).

In 2005, we entered into a one-year consulting agreement with Dr. Mark Daugherty, our Chief Technical Officer.  The consulting agreement provided for payment of $75 per hour to Dr. Daugherty for his services, with a minimum monthly payment of $750.  We also agreed to grant Dr. Daugherty options to purchase 150,000 shares of our common stock, subject to the approval by our stockholders of a stock option plan.

To date, no such plan has been presented to our stockholders for approval.  This agreement expired on March 31, 2006 and was not renewed.  Dr. Daugherty has agreed to continue to provide services without a contract on an as-needed basis.

In March 2005, we entered into a Patent Assignment Agreement with Sung H. Choi, our Technical Advisor, for the acquisition of certain technologies used in our business.  In consideration for the Patent Assignment Agreement, we issued 2,000,000 shares of our common stock, with an aggregate value of $10,000, to Dr. Choi.  The Patent Assignment Agreement provides for the payment of royalties to Dr. Choi equal to 5% of the net sales of products derived form the technology; however, the Agreement also provides for minimum royalty payments as follows:  (i) $10,000 due on March 31, 2006; (ii) $15,000 in 2007; (iii) $20,000 in 2008; (iv) $45,000 in 2009; (v) $75,000 in 2010; and (vi) $1,500,000 thereafter.

In March 2005, we issued an aggregate of 1,000,000 shares of our common stock, with an aggregate value of $5,000, to the members of our Board of Directors in consideration of services rendered.

We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.  We intend that all future transactions with affiliated persons be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and be on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) (1)  Our audited financial statements are included in this Annual Report on Form 10-KSB.

(a) (2)  The following exhibits are being filed herewith.

Exhibit No.	Description	Location
3(i)	Articles of Incorporation	Incorporated by reference as Exhibit 3.1 to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
3(ii)	By-laws	Incorporated by reference as Exhibit 3.2 to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
4	Instruments defining the rights of security holders, incl. Indentures	Incorporated by reference as Exhibits to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
4.1	Form of Subscription Agreement	Incorporated by reference as Exhibit 4.1 to the Registrant’s Form SB-2 Registration Statement, filed with amendment to SB-2 on September 30, 2005.
9	Voting trust agreement and amendments	None.
10	Material Contracts	Incorporated by reference as Exhibits to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
10.1	Technology and Patent Assignment dated March 17, 2005, by and between the Company and Dr. Sung H. Choi	Incorporated by reference as Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
10.2	Sublease Agreement, effective March 15, 2005, by and between the Company and Rastiff Business Ventures, Inc.	Incorporated by reference as Exhibit 10.2 to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.

10.3	Standard Industrial/Commercial Multi-Tenant Lease-Gross, dated December 10, 2004, by and between Rastiff Business Ventures, Inc. and Paragon Business Center	Incorporated by reference as Exhibit 10.3 to the Registrant’s Form SB-2 Registration Statement, filed with amendment to SB-2 on September 30, 2005.
10.4	Employment Agreement, dated March 15, 2005, by and between the Company and David A. Walker	Incorporated by reference as Exhibit 10.4 to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
10.5	Consulting Agreement, dated March 15, 2005, by and between the Company and Mark A. Daugherty	Incorporated by reference as Exhibit 10.5 to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
10.6	Consulting Agreement, dated March 15, 2005, by and between the Company and Dr. Sung N. Choi	Incorporated by reference as Exhibit 10.6 to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
11	Statement re: computation of per share earnings	None.
13	Annual report to security holders for the last fiscal year, Form 10-Q or 10-QSB or quarterly report to security holders	None.
14	Code of ethics	Incorporated by reference as Exhibits to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
14.1	Code of Ethical Conduct	Incorporated by reference as Exhibit 14.1 to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
16	Letter on change in certifying accountant	None.
18	Letter on change in accounting principles	None.
21	Subsidiaries of the small business issuer	None.
22	Published report regarding matters submitted to vote of security holders	None.
23	Consent of experts and counsel	Incorporated by reference as Exhibits to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
23.1	Consent of L.L. Bradford, LLP	Incorporated by reference as Exhibit 23.1 to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
23.2	Consent of Silicon Valley Law Group	Incorporated by reference as Exhibit 23.2 to the Registrant’s Form SB-2 Registration Statement, filed with amendment to SB-2 on September 30, 2005.
24	Power of attorney	Incorporated by reference as Exhibits to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
24.1	Power of Attorney	Incorporated by reference as Exhibit 24.1 to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
31	Rule 13a-14(a)/15d-14a(a) Certifications	Filed herewithin
32	Section 1350 Certifications	Filed herewithin
99	Additional exhibits	None.
100	XBRL-Related Documents	None.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us for professional services by L.L. Bradford & Company, LLC, our independent auditors, for the years ended March 31, 2005, and March 31, 2006:

2005

  2006

 ----------

  ------------

 Audit Fees

 $  4,000

$ 14,275

 Audit-Related Fees

 $        --

$         --

 Tax Fees

 $        --

$         --

 All Other Fees

 $        --

$         --

----------

----------

      TOTAL

$ 4,000

$ 14,275

==========

 ==========

Audit  Fees.  This category includes the aggregate fee billed for professional services rendered for the audits of our consolidated financial statements for the years ended March 31, 2005, and March 31, 2006, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under "Audit Fees," and generally consist of fees for other engagements under professional auditing standards, accounting and reporting consultations, internal control-related matters, and audits of employee benefit plans.

Tax Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.  Of these amounts, $0 was related to tax compliance services for review of federal and state tax returns or both 2005 and 2006.

All Other Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent auditors that are not reported above under "Audit Fees," "Audit-Related Fees," or  "Tax Fees."

In the past, our Audit Committee has reviewed and approved the fees to be paid to the auditors.  Such fees have been based upon the complexity of the matters in question and the time incurred by the auditors.  We believe that the fees negotiated in the past with the auditors were reasonable in the circumstances and would be comparable to fees charged by other auditors providing similar services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2006 ..

ENABLE IPC CORPORATION

  /s/ David A. Walker

  ---------------------

      David A. Walker

     Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below authorizes David A. Walker to execute in the name of each such person who is then an officer or director of the registrant, and to file, any amendments to this Annual Report on Form 10-KSB necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such Report as such attorney-in-fact may deem appropriate.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ David A. Walker

----------------

David A. Walker

Chief Executive Officer, Chief

April 27, 2006

Financial Officer (acting) and

Director

----------------

Dr. Mark A. Daugherty

Chief Technical Officer and

April 27, 2006

Director

-----------------

Daniel Teran, CPA

Director

April 27, 2006

-------------------

Jin Suk Kim

Director

April 27, 2006

-------------------

Timothy Lambirth, Esq.

Director

April 27, 2006