Form 10QSB
period 2006-06-30
ENABLE IPC CORP
filed 2006-08-14
CIK 1326068

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

COMMISSION FILE NO. 0-28413

ENABLE IPC CORPORATION

(Exact name of small business issuer as specified in its charter)

              Delaware                                                  38-3718471

(State or other jurisdiction Incorporated or Organization)     (I.R.S Employer Identification No.)

25520 Avenue Stanford, Suite 311

Valencia, California 91355

(Address of principal executive offices)

661-775-9273

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [  x  ]         No  [       ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act) Yes [ ]   No [X]

At June 30, 2006 the registrant had outstanding 11,855,000 shares of common stock, no par value.

Transitional Small Business disclosure format:   Yes [      ]  No [ X ]

ENABLE IPC CORPORATION

TABLE OF CONTENTS

PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS................................................................................................2

CONDENSED BALANCE SHEET

 -- as of June 30, 2006 (Unaudited) and March 31,2006.....................................................................2

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Month Periods June 30, 2006 and 2005 (Restated) and the

Period from March 17, 2005 (Inception) through June 30, 2006.......................................................3

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

 For the Period from March 17, 2005 (inception) through June 30, 2006........................................4

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended June 30, 2006, and 2005 (Restated), and the Period from

ITEM 1.  FINANCIAL STATEMENTS.

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS

	As of June 30, 2006 (Unaudited)	As of March 31, 2006
Current assets		
Cash	$ 1,626	$ 1,374
Prepaid expenses due within 12 months	1,232	1,035
Total current assets	2,858	2,409
Fixed assets, net	16,710	17,871
Other assets		
Intangible assets, net	557,114	564,229
Other prepaid expenses	9,504	9,504
Total other assets	566,618	573,733
Total assets	$ 586,186	$ 594,013

LIABILITIES AND STOCKHOLDERS' DEFICIT

	As of June 30, 2006 (Unaudited)	As of March 31, 2006
Current liabilities		
Accounts payable	$ 3,888	$ 725
Accrued expenses and other current liabilities	143,983	103,436
Due to stockholders	135,484	84,191
Minimum royalty payments due within 12 months	25,000	25,000
Total current liabilities	308,355	213,352
Long-term liabilities		
Present value of minimum royalty payments	635,574	619,706
Total liabilities	943,929	833,058
Commitments and contingencies		
Stockholders' deficit		
Preferred stock; no par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 50,000,000 shares authorized, 11,855,000 shares issued and outstanding	11,855	11,655
Additional paid-in capital	314,785	300,985
Accumulated deficit	(684,383)	(551,685)
Total stockholders' deficit	(357,743)	(239,045)
Total liabilities and stockholders' deficit	$ 586,186	$ 594,013

See Accompanying Notes to Financial Statements

See Accompanying Notes to Financial Statements

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended June 30, 2006	Three months ended June 30, 2005	March 17, 2005 (Inception) through June 30, 2006
		(Restated)	
Cash flows from operating activities:			
Net loss	$ (132,698)	$ (115,830)	$ (684,383)
Adjustments to reconcile net loss to net cash provided by operating activities:			
Depreciation and amortization	8,276	8,059	42,175
Stock based compensation	-	-	5,000
Stock based compensation related to office supplies	-	-	2,608
Interest accrued on PV of min royalty payments	15,868	15,212	76,717
Changes in operating assets and liabilities:			
Prepaid expenses	(197)	-	(10,736)
Accounts payable	3,163	(3,500)	3,888
Accrued liabilities	40,547	41,918	143,983
Net cash used by operating activities	(65,041)	(54,141)	(420,748)
Cash flows from investing activities:			
Purchase of fixed assets	-	(2,132)	(8,241)
Net cash used by investing activities	-	(2,132)	(8,241)
Cash flows from financing activities:			
Issuance of common stock for cash	14,000	-	295,131
Change in due to stockholders	51,293	43,709	135,484
Net cash provided by financing activities	65,293	43,709	430,615
Net change in cash	252	(12,564)	1,626
Beginning balance, April 1, 2006	1,374	-	-
Ending balance	$ 1,626	$ 167	$ 1,626
Schedule of non-cash investing and financing activities:			
Issuance of 2,780,200 shares for fixed assets	$ -	$ -	$ 13,901
Purchase of intangible asset			
Issuance of 2,000,000 shares related to Technology and Patent assignment	$ -	$ -	$ 10,000
Present value of minimum royalty payments related to Technology and Patent assignment	-	-	583,857
	$ -	$ -	$ 593,857
Supplemental disclosure of cash flow;			
Cash paid for:			
Interest	$ -	$ -	$ -
Income taxes	-	-	-

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

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements.  Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2006, on file with the Securities and Exchange Commission.

The interim financial statements present the condensed balance sheet, statements of operations, stockholders’ deficit and cash flows of the Company.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of operations and cash flows presented herein have been included in the financial statements.  Interim results are not necessarily indicative of results of operations for the full year.

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

2.     STOCK-BASED COMPENSATION

On April 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”, requiring the Company to recognize expense related to the fair value of its employee stock option awards.  The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company has granted no warrants or options to employees since inception.  Accordingly, the adoption of SFAS No. 123 (R) did not impact the financial statements.

3.     RELATED-PARTY TRANSACTIONS

At June 30, 2006, the Company owed $135,484 to related parties.  Of this amount, $118,258 was owed to four shareholders for consulting services rendered to the Company.  In addition, there were four loans payable to shareholders totaling $17,226.   The first was a no-interest loan in the amount of $5,226, unsecured and payable on demand.  The second loan was at 10% interest per annum in the amount of $2,000, unsecured and payable on demand.   The third loan was at 10% interest per annum in the amount of $5,000, unsecured and payable on demand.   The fourth loan was at 10% interest per annum in the amount of $2,000, unsecured and payable on demand.

4.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $684,383 for the period from March 17, 2005 (Date of Inception) through June 30, 2006.  The Company’s management is in the process of raising additional capital for the Company.  As part of this effort, during the fiscal year ending March 31, 2006, the Company issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400.  Also in September 2005 the Company issued to another private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of June 30, 2006.  In April 2006, the Company issued an aggregate of 200,000 shares of common stock for proceeds of $14,000.   The Company continues to seek to raise additional funds to support operations through private placements of equity and debt securities as well as through the sale of common stock through a registration statement on Form SB-2.  Management believes that the funds raised through this plan will be sufficient to support our operations through the year ending March 31, 2008.

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

5.

PRESENT VALUE OF MINIMUM ROYALTY PAYMENTS, NET

The Company has entered into a Technology and Patent Assignment Agreement (“Agreement”) granting the Company proprietary rights in consideration for royalties equal to 5% of the net sales of the product.  The combined royalty amounts in any single calendar year must be at least equal to the amount shown in the schedule below, or else the 5% royalty shall not be paid, and instead the amount shown in the schedule below shall be paid. Future minimum annual royalty payments under the Agreement are as follows as of June 30, 2006:

2006

$

10,000

2007

15,000

2008

20,000

2009

45,000

2010

75,000

Thereafter ($100,000 per year)

1,500,000

$

1,665,000

The Company recorded the present value of the above royalty payments totaling $583,857 (assuming a 10% per annum imputed interest rate) as part of the value of the intangible asset.  As of June 30, 2006 the present value of minimum royalty payments, net is as follows:

Present value of minimum royalty payments

$

583,857

Plus:  Accrued interest on minimum royalty payments

76,717

Less:  Minimum royalty payment due within 12 months

(25,000)

Present value of minimum royalty payments, net

$

635,574

6.     COMMON STOCK

During April 2006, the Company issued 200,000 shares of its common stock for cash totaling $14,000.

7.

OTHER

Consulting agreement - During June 2006, the Company entered into a consulting agreement with an individual to provide consultant services beginning June 1, 2006 and subject to termination at any time by either party upon 30 days’ notice in consideration of an hourly fee of $75.

8.

RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the filing of Form SB-2/A filed on September 30, 2005 containing these financial statements as previously reported, management became aware that the patent discussed in Note 5 should also include the present value of minimum royalty payments, also discussed in Note 5.  The previous financials did not recognize the fact that the patent value should reflect the present value of the minimum annual royalty payments as part of the total consideration given for the patent.  The value of the present value of minimum royalty payments on June 30, 2005 totaled $559,069.

The effect of this transaction was to increase total liabilities on June 30, 2005 from $93,760, as previously reported, to $692,829 through the addition of the present value of minimum royalty payments totaling $599,069.  Intangible assets also increased by $583,857 from $10,000, as previously reported, to $593,857.  This increase was offset by an increase in the accumulated amortization from $147 to $7,262.   This transaction also has the effect of increasing the net loss for the period ended June 30, 2005 from $93,503, to $115,830 due to the increase in amortization of the patent.

9.

SUBSEQUENT EVENT

During July 2006, the Company issued 71,430 shares of its common stock for cash totaling $5,000.

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

Overview

We were incorporated in March 2005 in the State of Delaware.  We have commenced limited business operations, but have not yet realized any income.  To date, we have funded our operations through private placements of equity and loans and contributions from our founders.

We have incurred a net loss from operations from inception through June 30, 2006, of $684,383.

You should read this discussion in conjunction with the selected historical financial information and the financial statements and related notes included elsewhere in this Quarterly Report.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues.  We did not generate any revenue in the three months ended June 30, 2006, as we were only recently incorporated and our focus has been on raising funds to commence the research and development of our technology.  We also generated no revenue during the three-month period ending June 30, 2005.  We are a development stage company in our second year of research and development activities, and do not anticipate receiving revenue until we complete product development.  There can be no assurance that we will ever receive revenues or reach profitability.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2006 were $116,830, slightly higher than general and administrative expenses during the same period in 2005, totaling $100,618.  These expenses for the three months ended June 30, 2006 included $37,500 in wages and salaries to our sole employee, which equaled the wage expenses for the three months ended June 30, 2005.  In the three months ended June 30, 2006, we incurred $7,786 in legal and accounting expenses associated with the preparation of a registration statement, less than half of legal and accounting expenses of $16,407 for the three-month period ended June 30, 2005 for the preparation of the registration statement and our incorporation.  We had $41,160 in research and development expenses for the three months ended June 30, 2006, an increase from $22,854 for the three months ended June 30, 2005, due to increased research and development activity relating to our technology, and incurred $30,384 in other expenses during the three months ended June 30, 2006, slightly more than the $23,857 in other expenses we incurred for the three months ended June 30, 2005. We anticipate that as we ramp up our operations (including incurring the obligations of a public company), our general and administrative expenses will increase significantly.

Sales and Marketing Expenses.  We did not incur sales and marketing expenses for the three months ended June 30, 2006, but intend to develop our sales and marketing efforts at a measured pace until our products are ready for introduction into the market.  We also incurred no sales and marketing expenses for the three months ended June 30, 2005.

Net Loss.  As a result of the foregoing factors, our net loss was $132,698, or $0.01 per share, for the three months ended June 30, 2006.  This loss is slightly greater than the net loss of $115,830, or $0.01 per share, for the three months ended June 30, 2005.

Liquidity and Capital Resources

From our date of inception (March 17, 2005), we have obtained the majority of our cash resources from the sale of stock to our founders. Our operating plan for the years ending March 31, 2007 and 2008 is focused on development of our products. We currently anticipate that cash of $2,500,000 is required to support this plan. At June 30, 2006, we had only $1,626 in cash, and had a burn rate of approximately $26,500 per month. We are in the process of raising additional capital. As part of this effort, in July 2005, we issued a series of six warrants to a private investor to purchase an aggregate of 900,000 shares of common stock at an exercise price of $0.10 per share. Each warrant is for 150,000 shares, and the warrants expire at the rate of 150,000 shares per month commencing in July 2005 and ending on January 31, 2006. All 900,000 shares of common stock have been issued through the exercise of warrants, for total proceeds of $90,000. Also, in July 2005, we issued an aggregate of 162,000 shares of common stock for proceeds of $18,000. In September 2005, we issued 1,275,000 shares to 21 investors for proceeds of $127,500.  In September 2005, we issued to another private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share. In February 2006, we issued an aggregate of 200,000 shares of common stock for proceeds of $14,000, and in March 2006, we issued an aggregate of 270,000 shares of common stock for proceeds of $18,900.  We continue to seek to raise additional funds to support operations through private placements of equity and debt securities as well as through the sale of common stock through a registration statement on Form SB-2. We believe that the funds raised through this plan will be sufficient to support our operations through the year ending March 31, 2008. A large portion of our anticipated costs will relate to product research and development. In addition, we plan to invest in additional employees, and to build our infrastructure to comply with the requirements of being a publicly traded company. We currently plan to hire two full time engineers to assist with product development.  We are actively seeking additional funding. Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities. There can be no assurance that we will be successful in raising any capital, and at the present time, we have no other agreements or arrangements for any private placements.

We also plan to raise capital through the sale of common stock through a registration statement on Form SB-2, which was declared effective in February 2006.  We are also seeking to list our common stock for trading on the Over-the-Counter Bulletin Board.  As part of this effort, we have a sponsoring market maker who has submitted a Form 15c211 to the NASD. This application is still pending.

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

The report of our independent certified public accountants, included in our Annual Report on Form 10-KSB for the year ended March 31, 2006, contains a paragraph regarding our ability to continue as a going concern.

During the three months ended June 30, 2006, we continued to spend cash to fund our operations.  Cash used by operating activities for the three months ended June 30, 2006 equaled $65,041, and consisted principally of our net loss of $132,698, an increase in accounts payable of $3,163 and an increase in prepaid expenses of $197, offset by an increase in accrued liabilities of $40,547, interest of $15,868 accrued on the present value of our minimum royalty payments to Dr. Choi, and depreciation and amortization of $8,276.   During the comparable period in 2005, net cash of $54,141 was used by operating activities, consisting of our net loss of $115,830, offset by an increase in accrued liabilities of $41,918, a decrease in accounts payable of $3,500, interest of $15,212 accrued on the above-referenced royalty payments and depreciation and amortization of $8,059.

We did not use any cash in investing activities for the three months ended June 30, 2006.  During the three months ended June 30, 2005, we used $2,132 in cash for the purchase of certain fixed assets.

Cash flow from financing activities for the three months ended June 30, 2006 produced a net increase in cash of $65,293, consisting of $14,000 from the issuance of common stock and $51,293 from an increase in the amounts due to our stockholders.  During the three months ended June 30, 2005, cash flows from financing activities consisted of an increase of $43,709 in the amounts due to our stockholders.

As of June 30, 2006, we had cash and cash equivalents amounting to $1,626, a slight increase from the balance of $1,374 at March 31, 2006.  Our working capital deficit increased to $305,497 at June 30, 2006, from $210,943 at March 31, 2006.  There were no material commitments for capital expenditures at June 30, 2006.

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

As of June 30, 2006, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. We may not be able to secure funding in the future necessary to complete our intended research and development activities.

We have certain minimum annual royalty payments to Dr. Sung H. Choi pursuant to the Technology and Patent Assignment. These minimum annual royalty payments are as follows:

2006

   $     10,000

2007

   $     15,000

2008

   $     20,000

2009

   $     45,000

2010

   $     75,000

Thereafter     $1,500,000

                     -----------------

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

We consider that the following are critical accounting policies:

Research and Development Expenses

All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expense, supplies, raw materials to fabricate our prototype devices, manufacturing costs, consulting, legal fees and research-related overhead. Accrued liabilities for raw materials to manufacture our prototype devices, manufacturing costs, and patent legal fees are included in accrued liabilities and included in research and development expenses.

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

Stock-based compensation - On April 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”, requiring the Company to recognize expense related to the fair value of its employee stock option awards.  The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company has granted no warrants or options to employees since inception.  Accordingly, the adoption of SFAS No. 123 (R) did not impact the financial statements.

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

Our independent auditors, L.L. Bradford & Co., have indicated that they have substantial doubt as to our ability to continue as a going concern.  This opinion is based on their analysis of our financial condition (see "Report of Independent Registered Accounting Firm" in our Annual Report on Form 10-KSB for the year ended March 31, 2006).  This opinion could seriously hamper our ability to raise the additional funds we need to implement our business plan, as potential investors could decide against investing in us. If we cannot obtain additional funds, it is likely that we will be unable to implement our business plan and you could lose your entire investment.

WE ARE AN EARLY STAGE COMPANY WITH NO PRODUCTS CURRENTLY AVAILABLE FOR COMMERCIAL SALE, AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

We were formed in March 2005, and to date have only 16 months of operations.  Therefore, we have only a limited operating history upon which you can evaluate our business and prospects, and we have yet to develop sufficient experience regarding actual revenues to be received from our combined operations. In addition, we have no products currently available for commercial sale, and do not expect to have products available for sale in the near future.

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

WE EXPECT LOSSES FOR THE FORSEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

For the period from March 17, 2005 (date of inception) through June 30, 2006, we had net losses from operations of $684,383. We will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to product research and development. In addition, we plan to invest in additional employees, and to build our infrastructure to comply with the requirements of being a publicly traded company. We currently plan to hire two full time engineers to assist with product development. Our management believes these expenditures are necessary to commercialize our technology and to penetrate the markets for our products. If our revenue growth is slower than anticipated or our operating expenses exceed expectations, our losses will be significantly greater. We may never achieve profitability.

IF WE DO NOT RAISE ADDITIONAL CAPITAL, WE MAY HAVE TO CURTAIL OR EVEN CEASE OPERATIONS.

Our operating plan for the years ending March 31, 2007 and 2008 is focused on development of our products. We currently anticipate that cash of $2,500,000 will be required to support this plan.  At June 30, 2006, we had only $1,626 in cash, and had a burn rate of approximately $26,500 per month. We are in the process of raising additional capital.  As part of this effort, in July 2005 we issued a series of six warrants to a private investor to purchase an aggregate of 900,000 shares of common stock at an exercise price of $0.10 per share.  Each warrant was for 150,000 shares, and the warrants expired at the rate of 150,000 shares per month commencing in August 2005 and ending on January 31, 2006.  All 900,000 shares of common stock have been issued through the exercise of these warrants, for total proceeds of $90,000.  Also, in July 2005, we issued an aggregate of 162,000 shares of common stock for proceeds of $18,000. In September 2005, we issued 1,275,000 shares to 21 investors for $127,500. In September 2005, we issued to another private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share. In February 2006, we issued an aggregate of 200,000 shares of common stock for proceeds of $14,000, and in March 2006, we issued an aggregate of 270,000 shares of common stock for proceeds of $18,900.  We are actively seeking additional funding.

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

We compete in a new, rapidly evolving and highly competitive sector of the small sealed, rechargeable micro battery market.  We expect competition to persist and intensify in the future from a number of different sources.  Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could have a negative financial impact on our business.  We compete with Energizer, Duracell and Rayovac, which sell batteries incorporating competing technologies.  We also compete with several small private companies that utilize competing technologies to manufacture thin

film batteries.   One of these competitors, Oak Ridge Micro-Energy, Inc. announced on April 4, 2006 that it has established its first manufacturing line for Li Ion batteries, which will help the company eventually to obtain high volume manufacturing capability. We do not know the sales price of the products that Oak Ridge Micro-Energy, Inc. plans to produce and sell, and do not know whether we will be able to compete with such products.  If the sales price of the batteries to be sold by Oak Ridge Micro-Energy, Inc. is less than ours and if such batteries are able to penetrate these and other markets successfully, it could have a material adverse impact on our business.  We have also been informed that another competitor, Front Edge Technologies, Inc., is currently selling products for specialized government applications.  We do not know the specific products or their sales prices, and so do not know whether our proposed products will be competitive with those sold by Front Edge Technologies, Inc.

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

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH, WE MAY EXPERIENCE OPERATING INEFFICIENCIES AND HAVE DIFFICULTY MEETING DEMAND FOR OUR PRODUCTS.

We anticipate that, if we are able to raise sufficient capital through our next offering, we will rapidly and significantly expand our operations.  Our expansion plan calls for the hiring of two full time engineers to work on the development of our technology.  We currently anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities.  This expansion could place a significant strain on our management, products, development activities, sales and marketing personnel and other resources, which could harm our business.

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

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any security that 1) is priced under five dollars, 2) is not traded on a national stock exchange or on NASDAQ, 3) may be listed in the "pink sheets" or the OTCBB, 4) is issued by a company that has less than $5 million in net tangible assets and has been in business less than three years, or by a company that has under $2 million in net tangible assets and has been in business for at least three years, or by a company that has revenues of less than $6 million for 3 years.

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

ADDITIONAL SHARES HELD BY EXISTING STOCKHOLDERS MAY BE SOLD INTO THE PUBLIC MARKET IN THE FUTURE, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

We have registered an aggregate of 11,504,687 shares of common stock for sale or resale under the Securities Act of 1933, as amended (the "Securities Act"). Of these, 6,504,687 are issued and outstanding as of June 30, 2006.  5,350,313 additional shares of our issued and outstanding common stock are "restricted securities" as defined under Rule 144 of the Securities Act.  All of these shares are beneficially owned by our officers, directors or other affiliates. Restricted securities may only be publicly sold pursuant to a registration statement under the Securities Act or pursuant to Rule 144 or some other exemption that may be available from the registration requirements of the Securities Act.  Rule 144 entitles each person holding restricted securities for a period of one year, and affiliates who own non-restricted shares of our common stock to sell every three months, in ordinary brokerage transactions, an amount of shares which does not exceed one percent of our then outstanding common stock.  Any substantial sales pursuant to Rule 144, including the potential sale of common stock by our affiliates, could have an adverse effect on the market price of shares of our common stock, and may hinder our ability to arrange subsequent equity or debt financing or affect the terms and conditions of such financing.

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

We believe it is important to communicate our expectations to our shareholders.  There may be events in the future, however, that we are not able to predict accurately or over which we have no control.  The risk factors listed in this section provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward- looking statements.  Before you invest in our common stock, you should be aware that the occurrence of any of the events described in these risk factors have a material and adverse effect on our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline and you could lose all or part of your investment.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued 200,000 shares of unregistered common stock on April 10, 2006 to an investor in consideration of $14,000 in cash.  The issuance was made in reliance on Section 4(2) of the Securities Act, and was made without general solicitation or advertising.  The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

In July 2006, we issued an aggregate of 71,430 shares of common stock to an investor in consideration for $5,000 in cash.   The issuance was made in reliance on Section 4(2) of the Securities Act, and was made without general solicitation or advertising.  The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders (the "Annual Meeting") at the Company’s offices, located at 25520 Avenue Stanford, Suite 311-312, Valencia, California 91355, on July 11, 2006, at 09:00 a.m., Pacific Daylight Savings Time.  At the Annual Meeting, the shareholders of the Company were asked to vote on the following proposals:

1.

Elect five (5) members of our Board of Directors, each to serve on our Board until the 2007 Annual Meeting of Stockholders or until his respective successor is duly elected and qualified;

2.

Ratify the appointment of L.L. Bradford & Company, LLC as our independent auditors for the fiscal year ending March 31, 2007; and

3.

Transact such other business as may properly come before the Annual Meeting and any adjournments or postponements.

Nine Million Four Hundred Thirty Four Thousand Seven Hundred Fifty (9,434,750) of the Eleven Million Eight Hundred Fifty Five Thousand (11,855,000) shares of issued and outstanding common stock were represented at the Annual Meeting.  The voting on the proposals went as follows:

1.

Election of David A. Walker to the Board of Directors of the Company

a.

Votes For- 9,434,750

b.

Votes Against- 0

c.

Abstentions- 0

2.

Election of Mark A. Daugherty, Ph.D. to the Board of Directors of the Company

a.

Votes For- 9,434,750

b.

Votes Against- 0

c.

Abstentions- 0

3.

Election of Daniel Teran, CPA to the Board of Directors of the Company

a.

Votes For- 9,434,750

b.

Votes Against- 0

c.

Abstentions- 0

4.

Election of Jin Suk Kim to the Board of Directors of the Company

a.

Votes For- 9,434,750

b.

Votes Against- 0

c.

Abstentions- 0

5.

Election of Timothy Lambirth, Esq. to the Board of Directors of the Company

a.

Votes For- 9,434,750

b.

Votes Against- 0

c.

Abstentions- 0

6.

The appointment of L.L. Bradford & Company, LLC as our independent auditors for the fiscal year ending March 31, 2007

a.

Votes For- 9,434,750

b.

Votes Against- 0

c.

Abstentions- 0

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

Exhibit No.  Description

-----------  -----------

31.01         Rule 13a-14(a)/15d-14(a) Certification

32.02         Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENABLE IPC CORPORATION

Date: August 14, 2006

/s/ David A. Walker

---------------------

David A. Walker

Chief Executive Officer