Form 10QSB
period 2006-09-30
ENABLE IPC CORP
filed 2006-11-14
CIK 1326068

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

COMMISSION FILE NO. 0-28413

ENABLE IPC CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware    38-3718471

(State or other jurisdiction of   (I.R.S. Employer Identification No.)

         incorporation or organization

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

At September 30, 2006 the registrant had outstanding 12,255,000 shares of common stock, par value $0.001.

Transitional Small Business disclosure format:   Yes [      ]  No [ X ]

ENABLE IPC CORPORATION

TABLE OF CONTENTS

                                                                                                                                                                                                PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET -- as of September 30, 2006 (Unaudited) and March 31, 2006.............................F-1

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Month Periods Ended September 30, 2006 and 2005 (Restated), the Six Months Ended

September 30, 2006 and 2005 (Reclassed) and the Period from March 17, 2005 (Inception) through

September 30, 2006................................................................................................................................................................F-2

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

For the Period from March 17, 2005 (Inception) through September 30, 2006.............................................................F-3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended September 30, 2006 and 2005 (Restated), and the Period from March 17, 2005

(Inception) through September 30, 2006.............................................................................................................................F-4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)....................................................................F-5-F7

ITEM 1.  FINANCIAL STATEMENTS.

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2006

ASSETS

	September 30, 2006	March 31, 2006
	(Unaudited)
Current assets
Cash	$ 125	$ 1,374
Prepaid expenses due within 12 months	329	1,035
Total current assets	454	2,409

Fixed assets, net	15,549	17,871

Other assets
Intangible assets, net	549,383	564,229
Other prepaid expenses	9,504	9,504
Total other assets	558,887	573,733

Total assets	$ 574,890	$ 594,013

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 7,143	$ 725
Accrued expenses and other current liabilities	185,254	103,436
Due to stockholders	167,655	84,191
Minimum royalty payments due within 12 months	25,000	25,000
Total current liabilities	385,052	213,352

Long-term liabilities
Present value of minimum royalty payments	651,441	619,706

Total liabilities	1,036,493	833,058

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock; no par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 50,000,000 shares
authorized, 12,255,000 shares issued and outstanding	12,255	11,655
Additional paid-in capital	342,385	300,985
Accumulated deficit	(816,243)	(551,685)
Total stockholders' deficit	(461,603)	(239,045)

Total liabilities and stockholders' deficit	$ 574,890	$ 594,013

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					March 17, 2005
	Three months ended September 30,		Six months ended September 30,		(Inception) through
	2006	2005	2006	2005	September 30, 2006
		(Restated)		(Reclassed)*

Revenues	$ -	$ -	$ -	$ -	$ -

Operating expenses
General and administrative expenses
Legal and professional fees	6,449	18,630	14,235	35,037	79,869
Wages and salaries	37,500	37,500	75,000	75,000	232,408
Research and development	22,348	45,294	63,508	68,148	206,103
Other general and administrative	48,191	24,746	78,575	48,603	203,744
Total general and administrative expenses	114,488	126,170	231,318	226,788	722,124

Loss from operations	(114,488)	(126,170)	(231,318)	(226,788)	(722,124)

Interest expense	(16,530)	(16,347)	(32,397)	(31,559)	(93,276)

Loss before provision for income taxes	(131,018)	(142,517)	(263,715)	(258,347)	(815,400)

Provision for income taxes	(843)	-	(843)	-	(843)

Net loss	$ (131,861)	$ (142,517)	$ (264,558)	$ (258,347)	$ (816,243)

Basic and diluted loss per common share	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.03)	$ (0.08)

Basic and diluted weighted average
common shares outstanding	12,005,466	9,232,848	11,920,808	9,041,475	10,364,895

*Note: For prior periods, Research and development and (previously separately noted) Consulting expenses were reclassified for comparability with current expense classifications.

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at March 17, 2005 (Date of inception)	-	$ -	$ -	$ -	$ -

Common stock issued for cash	2,546,216	2,546	10,185	-	12,731

Common stock issued for office supplies	521,584	522	2,086	-	2,608

Common stock issued for patent assignment related to Technology and Patent Agreement	2,000,000	2,000	8,000	-	10,000

Common stock issued for fixed assets	2,780,200	2,780	11,121	-	13,901

Common stock issued for services	1,000,000	1,000	4,000	-	5,000

Net loss	-	-	-	(20,533)	(20,533)

Balance at March 31, 2005	8,848,000	8,848	35,392	(20,533)	23,707

Common stock issued for cash	2,807,000	2,807	265,593	-	268,400

Net loss	-	-	-	(531,152)	(531,152)

Balance at March 31, 2006	11,655,000	11,655	300,985	(551,685)	(239,045)

Common stock issued for cash	600,000	600	41,400	-	42,000

Net loss	-	-	-	(264,558)	(264,558)

Balance at September 30, 2006 (unaudited)	12,255,000	$ 12,255	$ 342,385	$ (816,243)	$ (461,603)

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six months ended September 30, 2006	Six months ended September 30, 2005	March 17, 2005 (Inception) through September 30, 2006
		(Reclassed)*
Cash flows from operating activities:
Net loss	$ (264,558)	$ (258,347)	$ (816,243)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	17,168	16,056	51,067
Stock based compensation	-	-	5,000
Stock based compensation related to office supplies	-	-	2,608
Interest accrued on PV of min royalty payments	31,735	31,544	92,584
Changes in operating assets and liabilities:
Prepaid expenses	706	-	(9,833)
Accounts payable	6,418	(3,500)	7,143
Accrued liabilities	81,818	79,561	185,254
Net cash used by operating activities	(126,713)	(134,686)	(482,420)

Cash flows from investing activities:
Purchase of fixed assets	-	(2,132)	(8,241)
Net cash used by investing activities	-	(2,132)	(8,241)

Cash flows from financing activities:
Issuance of common stock for cash	42,000	175,500	323,131
Change in due to stockholders	83,464	53,787	167,655
Net cash provided by financing activities	125,464	229,287	490,786

Net change in cash	(1,249)	92,469	125

Beginning balance, April 1, 2006	1,374	-	-

Ending balance, September 30, 2006	$ 125	$ 105,201	$ 125

Schedule of non-cash investing and financing activities:
Issuance of 2,780,200 shares for fixed assets	-	-	$ 13,901

Purchase of intangible asset
Issuance of 2,000,000 shares related to Technology

and Patent assignment	-	-	$ 10,000
Present value of minimum royalty payments related to
Technology and Patent assignment	-	-	583,857

	-	-	$ 593,857
Supplemental disclosure for
Cash paid for
Interest	$ 190	-	$ 190
Income taxes	$ 843	-	$ 843

*Note: For prior periods, Change in due to stockholders was reclassed from Accounts payable to
Change in due to stockholders.

See Accompanying Notes to Financial Statements

1.

BASIS OF PRESENTATION

Description of business – Enable IPC Corporation (hereinafter referred to as the “Company”) is a development stage company incorporated on March 17, 2005 under the laws of the State of Delaware.  Enable IPC is engaged in the development of a new battery technology that combines the best of thin films and nanotechnology.  Enable IPC (Intellectual Property Commercialization) will use these breakthroughs to manufacture batteries on microscopically thin film, which are expected to be smaller, cheaper, longer-lasting, and more environmentally friendly than today's standard batteries.

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

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of operations and cash flows presented herein have been included in the financial statements.  Interim results are not necessarily indicative of results of operations for the full year.

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

2.

STOCK-BASED COMPENSATION

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”, requiring the Company to recognize expense related to the fair value of its employee stock option awards.  The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company has granted no warrants or options to employees since inception.  Accordingly, the adoption of SFAS No. 123 (R) did not impact the financial statements.

3.

RELATED-PARTY TRANSACTIONS

At September 30, 2006, the Company owed $167,655 to related parties.  Of this amount, $138,413 was owed to four shareholders for consulting services rendered to the Company.  In addition, there were five loans payable to shareholders totaling $21,270 plus $472 in accrued interest.   The first was a no-interest loan in the amount of $4,270, unsecured and payable on demand. The other loans (one in the amount of $2,000 and three in the amount of $5,000 each) were at 10% interest per annum, unsecured and payable on demand.  In addition, the Company owed a total of $7,500 to Board members for services rendered.

In September, the Company paid $190 in interest to a shareholder for a short term loan of $3,168.

4.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $ 816,243 for the period from March 17, 2005 (Inception) through September 30, 2006.  The Company’s management is in the process of raising additional capital for the Company.  As part of this effort, during the fiscal year ended March 31, 2006, the Company issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400.  Also in September 2005 the Company issued to another private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of September 30, 2006.  In April 2006, the Company issued an aggregate of 200,000 shares of common stock to a private investor for proceeds of $14,000.   In July 2006, the Company issued an aggregate of 114,286 shares of common stock to two private investors for proceeds of $8,000.  In September 2006, the Company issued an aggregate of 285,714 shares of common stock to two private investors for proceeds of $20,000.

The Company continues to seek to raise additional funds to support operations through private placements of equity and debt securities.  Management believes that the funds raised through this plan will be sufficient to support our operations through the year ending March 31, 2008.

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

5.

PRESENT VALUE OF MINIMUM ROYALTY PAYMENTS, NET

The Company has entered into a Technology and Patent Assignment Agreement (“Agreement”) granting the Company proprietary rights in consideration for royalties equal to 5% of the net sales of the product. The combined royalty amounts in any single calendar year must be at least equal to the amount shown in the schedule below, or else the 5% royalty shall not be paid, and instead the amount shown in the schedule below shall be paid. Future minimum annual royalty payments under the Agreement are as follows as of September 30, 2006:

2006	$ 10,000
2007	15,000
2008	20,000
2009	45,000
2010	75,000
Thereafter ($100,000 per year)	1,500,000
$ 1,665,000

The Company recorded the present value of the above royalty payments totaling $583,857 (assuming a 10% per annum imputed interest rate) as part of the value of the intangible asset.  As of September 30, 2006 the present value of minimum royalty payments, net is as follows:

Present value of minimum royalty payments	$ 583,857
Plus: Accrued interest on minimum royalty payments	92,584
Less: Minimum royalty payments due within 12 months	(25,000)
Present value of minimum royalty payments, net	$ 651,441

6.

COMMON STOCK

During July 2006, the Company issued an aggregate of 114,286 shares of common stock to two private investors for proceeds of $8,000.  In September 2006, the Company issued an aggregate of 285,714 shares of common stock to two private investors for proceeds of $20,000.

7.

RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the filing of Form SB-2/A filed on February 7, 2006 containing financial statements for the period ended September 30, 2005 as previously reported, management noted that the Company did not properly account for research and development, other general and administrative activities and interest expense, inadvertently omitting some of these costs.

The effect of this omission was to increase total general and administrative expenses from $ 87,097, as previously reported, to $ 126,170, and therefore, the loss from operations from $ 112,329 to $ 126,170.  In addition, interest expense was decreased from $ 16,892 to $ 16,347 changing both the total loss before provision for income taxes and the net loss from $ 129,221, as previously reported, to $ 142,517.  Finally, the loss per common share increased from $0.01 to $0.02.

8.

SUBSEQUENT EVENTS

During October 2006, the Company issued 152,497 shares of its common stock for cash totaling $ 10,675 and 150,000 shares of its common stock for services valued at $ 10,500.

We have been informed by the National Association of Securities Dealers, Inc. (“NASD”), that a trading symbol has been issued to the Company; however, as of the date of this Quarterly Report trading has not yet commenced.

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

We have incurred a net loss from operations from inception through September 30, 2006 of $816,243.

You should read this discussion in conjunction with the selected historical financial information and the financial statements and related notes included elsewhere in this Quarterly Report.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues.  We did not generate any revenue in the three months ended September 30, 2006, as we were only recently incorporated and our focus has been on raising funds to commence the research and development of our technology.  We also generated no revenue during the three-month period ended September 30, 2005.  We are a development stage company in our second year of research and development activities, and do not anticipate receiving revenue until we complete product development.  There can be no assurance that we will ever receive revenues or reach profitability.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2006 were $114,488, slightly lower than the $126,170 expended for general and administrative expenses during the same period in 2005.  These expenses for the three months ended September 30, 2006 included $37,500 in wages and salaries to our sole employee, which equaled the wage expenses for the three months ended September 30, 2005.  In the three months ended September 30, 2006, we incurred $6,449 in legal and accounting expenses, less than half of legal and accounting expenses of $18,630 for the three-month period ended September 30, 2005 for the preparation of a registration statement and our incorporation.  We had $22,348 in research and development expenses for the three months ended September 30, 2006, a decrease from $45,294 for the three months ended September 30, 2005. We incurred $48,191 in other expenses during the three months ended September 30, 2006, an increase from the $24,746 in other expenses we incurred for the three months ended September 30, 2005. These consisted of $8,893 in depreciation and amortization expenses, $12,714 in website development, brochures and investor relations expenses, $7,500 in fees for the Board of Directors, $6,336 in rent expenses, $5,717 in office expenses, $3,771 in payroll taxes, and $3,260 in miscellaneous expenses.  We anticipate that as we ramp up our operations (including incurring the obligations of a public company), our general and administrative expenses will increase significantly.

Sales and Marketing Expenses.  We did not incur sales and marketing expenses for the three months ended September 30, 2006, but intend to develop our sales and marketing efforts at a measured pace until our products are ready for introduction into the market.  We also incurred no sales and marketing expenses for the three months ended September 30, 2005.

Net Loss.  As a result of the foregoing factors, our net loss was $131,861, or $0.01 per share, for the three months ended September 30, 2006.  This loss is slightly less than the net loss of $142,517, or $0.02 per share, for the three months ended September 30, 2005.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

Revenues.  We did not generate any revenue in the six months ended September 30, 2006, as we were only recently incorporated and our focus has been on raising funds to commence the research and development of our technology.  We also generated no revenue during the six-month period ended September 30, 2005.  We are a development stage company in our second year of research and development activities, and do not anticipate receiving revenue until we complete product development.  There can be no assurance that we will ever receive revenues or reach profitability.

General and Administrative Expenses.  General and administrative expenses for the six months ended September 30, 2006 were $231,318, slightly higher than general and administrative expenses during the same period in 2005, totaling $226,788.  These expenses for the six months ended September 30, 2006 included $75,000 in wages and salaries to our sole employee, which equaled the wage expenses for the six months ended September 30, 2005.  In the six months ended September 30, 2006, we incurred $14,235 in legal and accounting expenses, less than half of legal and accounting expenses of $35,037 for the six-month period ended September 30, 2005.  We had $63,508 in research and development expenses for the six months ended September 30, 2006, a slight decrease from $68,148 for the six months ended September 30, 2005. We incurred $78,575 in other expenses during the six months ended September 30, 2006, an increase from the $48,603 in other expenses we incurred for the six months ended September 30, 2005. These consisted of $17,168 in depreciation and amortization expenses, $12,715 in website development, brochures and investor relations expenses, $7,500 in fees for the Board of Directors, $15,115 in rent expenses, $8,881 in office expenses, $7,542 in payroll taxes, and $9,654 in miscellaneous expenses.  We anticipate that as we ramp up our operations (including incurring the obligations of a public company), our general and administrative expenses will increase significantly.

Sales and Marketing Expenses.  We did not incur sales and marketing expenses for the six months ended September 30, 2006, but intend to develop our sales and marketing efforts at a measured pace until our products are ready for introduction into the market.  We also incurred no sales and marketing expenses for the six months ended September 30, 2005.

Net Loss.  As a result of the foregoing factors, our net loss was $264,558, or $0.02 per share, for the six months ended September 30, 2006.  This loss differs slightly from the net loss of $258,347, or $0.03 per share, for the six months ended September 30, 2005.

Liquidity and Capital Resources

From our date of inception (March 17, 2005), we have obtained the majority of our cash resources from the sale of stock to our founders. Our operating plan for the years ending March 31, 2007 and 2008 is focused on development of our products. We currently anticipate that cash of $2,500,000 is required to support this plan. At September 30, 2006, we had only $125 in cash.  We are in the process of raising additional capital. As part of this effort, during the fiscal year ended March 31, 2006, the Company issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400.  Also, in September 2005, the Company issued to a private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of September 30, 2006.  In April 2006, the Company issued an aggregate of 200,000 shares of common stock to a private investor for proceeds of $14,000.  In July 2006, the Company issued an aggregate of 114,286 shares of common stock to a two private investors for proceeds of $8,000.  In September 2006, the Company issued an aggregate of 285,714 shares of common stock to private investors for proceeds of $20,000.  We continue to seek to raise additional funds to support operations through private placements of equity and debt securities. We believe that the funds raised through this plan will be sufficient to support our operations through the year ending March 31, 2008. A large portion of our anticipated costs will relate to product research and development. In addition, we plan to invest in additional employees, and to build our infrastructure to comply with the requirements of being a publicly traded company. We currently plan to hire two full time engineers to assist with product development.  We are actively seeking additional funding. Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities. There can be no assurance that we will be successful in raising any capital, and at the present time, we have no other agreements or arrangements for any private placements.

We also planned to raise capital through the sale of common stock through a registration statement on Form SB-2.  This registration statement was initially declared effective in February 2006, but we did not offer or sell any shares of common stock, as we were awaiting the outcome of our application to list our common stock for trading on the Over-the-Counter Bulletin Board.  However, in September 2006, the National Association of Securities Dealers, Inc. (“NASD”), which was evaluating our application, informed us that we could not be issued a trading symbol due to the Company’s open public offering.  As a result, we filed a Post-Effective Amendment to the registration statement on September 14, 2006, reflecting the termination of our offering of 5,000,000 shares of common stock.   We have been informed by the NASD that a trading symbol has been issued; however, as of the date of this Quarterly Report trading has not yet commenced.

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

During the six months ended September 30, 2006, we continued to spend cash to fund our operations.  Cash used by operating activities for the six months ended September 30, 2006 equaled $126,713, and consisted principally of our net loss of $264,558, offset by accounts payable of $6,418, prepaid expenses of $706, accrued liabilities of $81,818, interest of $31,735 accrued on the present value of our minimum royalty payments to Dr. Choi, and depreciation and amortization of $17,168.   During the comparable period in 2005, net cash of $134,686 was used by operating activities, consisting of our net loss of $258,347 and an increase in accounts payable of $3,500, offset by accrued liabilities of $79,561, interest of $31,544 accrued on the above-referenced royalty payments and depreciation and amortization of $16,056.

We did not use any cash in investing activities for the six months ended September 30, 2006.  During the six months ended September 30, 2005, we used $2,132 in cash for the purchase of certain fixed assets.

Cash provided by financing activities for the six months ended September 30, 2006 equaled $125,464,  consisting of $42,000 from the issuance of common stock and $83,464 in amounts due to our stockholders.  During the six months ended September 30, 2005, financing activities provided $229,287 in cash.  This included $175,500 from the issuance of common stock and $53,787 due to stockholders.

As of September 30, 2006, we had cash and cash equivalents amounting to $125, a decrease from the balance of $1,374 at March 31, 2006.  Our working capital deficit increased to $384,598 at September 30, 2006, from $210,943 at March 31, 2006. There were no material commitments for capital expenditures at September 30, 2006.

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

As of September 30, 2006, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. We may not be able to secure funding in the future necessary to complete our intended research and development activities.

We have certain minimum annual royalty payments to Dr. Sung H. Choi pursuant to the Technology and Patent Assignment. These minimum annual royalty payments are as follows:

2006

   $     10,000

2007

   $     15,000

2008

   $     20,000

2009

   $     45,000

2010

   $     75,000

Thereafter     $1,500,000

                     --------------

                     $1,665,000

                    =========

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

We were formed in March 2005, and to date have only 19 months of operations.  Therefore, we have only a limited operating history upon which you can evaluate our business and prospects, and we have yet to develop sufficient experience regarding actual revenues to be received from our combined operations. In addition, we have no products currently available for commercial sale, and do not expect to have products available for sale in the near future.

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

WE EXPECT LOSSES FOR THE FORSEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

For the period from March 17, 2005 (date of inception) through September 30, 2006, we had net losses from operations of $816,243. We will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to product research and development. In addition, we plan to invest in additional employees, and to build our infrastructure to comply with the requirements of being a publicly traded company. We currently plan to hire two full time engineers to assist with product development. Our management believes these expenditures are necessary to commercialize our technology and to penetrate the markets for our products. If our revenue growth is slower than anticipated or our operating expenses exceed expectations, our losses will be significantly greater. We may never achieve profitability.

IF WE DO NOT RAISE ADDITIONAL CAPITAL, WE MAY HAVE TO CURTAIL OR EVEN CEASE OPERATIONS.

Our operating plan for the years ending March 31, 2007 and 2008 is focused on development of our products. We currently anticipate that cash of $2,500,000 will be required to support this plan.  At September 30, 2006, we had only $125 in cash. We are in the process of raising additional capital.  As part of this effort, during the fiscal year ended March 31, 2006, the Company issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400.  Also, in September 2005, the Company issued to a private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of September 30, 2006.  In April 2006, the Company issued an aggregate of 200,000 shares of common stock to a private investor for proceeds of $14,000.  In July 2006, the Company issued an aggregate of 114,286 shares of common stock to a two private investors for proceeds of $8,000.  In September 2006, the Company issued an aggregate of 285,714 shares of common stock to private investors for proceeds of $20,000.  We are actively seeking additional funding.

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

ADDITIONAL SHARES HELD BY EXISTING STOCKHOLDERS MAY BE SOLD INTO THE PUBLIC MARKET IN THE FUTURE, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

We have registered an aggregate of 6,504,687 shares of common stock for sale or resale under the Securities Act of 1933, as amended (the "Securities Act"), all of which shares are issued and outstanding as of September 30, 2006.  An additional 5,750,313 shares of our issued and outstanding common stock are "restricted securities" as defined under Rule 144 of the Securities Act.  All of these shares are beneficially owned by our officers, directors or other affiliates. Restricted securities may only be publicly sold pursuant to a registration statement under the Securities Act or pursuant to Rule 144 or some other exemption that may be available from the registration requirements of the Securities Act.  Rule 144 entitles each person holding restricted securities for a period of one year, and affiliates who own non-restricted shares of our common stock to sell every three months, in ordinary brokerage transactions, an amount of shares which does not exceed one percent of our then outstanding common stock.  Any substantial sales pursuant to Rule 144, including the potential sale of common stock by our affiliates, could have an adverse effect on the market price of shares of our common stock, and may hinder our ability to arrange subsequent equity or debt financing or affect the terms and conditions of such financing.

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

ITEM 3.  CONTROLS AND PROCEDURES

Based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, our Chief Executive Officer and Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July 2006, we issued an aggregate of 114,286 shares of common stock to two private investors for proceeds of $8,000.   The issuances were made in reliance on Section 4(2) of the Securities Act, and were made without general solicitation or advertising.  The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

In September 2006, we issued an aggregate of 285,714 shares of common stock to two private investors for proceeds of $20,000.  The issuances were made in reliance on Section 4(2) of the Securities Act, and were made without general solicitation or advertising.  The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

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

Abstentions- 0

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

Exhibit No.  Description

-----------  -----------

31.01         Rule 13a-14(a)/15d-14(a) Certification-Chief Executive Officer

31.02         Rule 13a-14(a)/15d-14(a) Certification-Chief Finacial Officer

32.01         Section 1350 Certification-Chief Exexutive Officer

32.02         Section 1350 Certification-Chief Fiancial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENABLE IPC CORPORATION

Date: November 13, 2006

/s/ David A. Walker

-----------------------------

David A. Walker

Chief Executive Officer

/s/ Anna Rhee, CMA

-------------------------------

Anna Rhee, CMA

Chief Financial Officer

(Principal Accounting Officer)