Form 10QSB
period 2006-12-31
ENABLE IPC CORP
filed 2007-02-13
CIK 1326068

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

COMMISSION FILE NO. 0-28413

ENABLE IPC CORPORATION

(Exact name of small business issuer as specified in its charter)

                              Delaware                                                                  38-3718471

(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

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

At December 31, 2006 the registrant had outstanding 12,722,500 shares of common stock, par value $0.001 per share.

Transitional Small Business disclosure format:   Yes [      ]  No [ X ]

ENABLE IPC CORPORATION

TABLE OF CONTENTS

                                                                                                                                                                  PAGE

PART I – FINANCIAL INFORMATION.............................................................................................. 3

ITEM 1.  FINANCIAL STATEMENTS................................................................................................. 3

CONDENSED BALANCE SHEET -- as of December 31, 2006 (Unaudited)

  and March 31, 2006................................................................................................................................ 3

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended December 31, 2006 and 2005, the Nine Months Ended

December 31, 2006 and 2005, and the Period from March 17, 2005 (Inception)

through December 31, 2006.................................................................................................................... 4

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

For the Period from March 17, 2005 (Inception) through December 31, 2006................................. 5

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended December 31, 2006 and 2005, and the Period

ITEM 1.  FINANCIAL STATEMENTS.

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
DECEMBER 31, 2006

ASSETS

	December 31, 2006 (Unaudited)	March 31, 2006
Current assets		
Cash	$ 75	$ 1,374
Prepaid expenses due within 12 months	1,672	1,035
Total current assets	1,747	2,409
Fixed assets, net	14,387	17,871
Other assets		
Intangible assets, net	541,960	564,229
Other prepaid expenses	9,504	9,504
Total other assets	551,464	573,733
Total assets	$ 567,598	$ 594,013

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31, 2006 (Unaudited)	March 31, 2006
Current liabilities		
Accounts payable	$ 10,525	$ 725
Accrued expenses and other current liabilities	223,373	103,436
Due to stockholders	210,607	84,191
Minimum royalty payments due within 12 months	25,000	25,000
Total current liabilities	469,505	213,352
Long-term liabilities		
Present value of minimum royalty payments	667,309	619,706
Total liabilities	1,136,814	833,058
Commitments and contingencies		
Stockholders' deficit		
Preferred stock; no par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 50,000,000 shares authorized, 12,722,500 shares issued and outstanding	12,723	11,655
Additional paid-in capital	372,392	300,985
Accumulated deficit	(954,331)	(551,685)
Total stockholders' deficit	(569,216)	(239,045)
Total liabilities and stockholders' deficit	$ 567,598	$ 594,013

See Accompanying Notes to Financial Statements.

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,		Nine months ended December 31,		March 17, 2005 (Inception) through
	2006	2005	2006	2005	December 31, 2006
		(Reclassed)		(Reclassed)	
Revenues	$ -	$ -	$ -	$ -	$ -
Operating expenses					
General and administrative expenses					
Legal and professional fees	17,175	18,647	31,410	53,684	97,044
Wages and salaries	37,500	37,500	112,500	112,500	269,908
Research and development	26,472	42,699	89,957	110,847	232,552
Other general and administrative	40,684	34,051	119,282	82,654	244,451
Total general and administrative expenses	121,831	132,897	353,149	359,685	843,955
Loss from operations	(121,831)	(132,897)	(353,149)	(359,685)	(843,955)
Interest expense	(16,257)	(14,652)	(48,654)	(46,211)	(109,533)
Loss before provision for income taxes	(138,088)	(147,549)	(401,803)	(405,896)	(953,488)
Provision for income taxes	-	-	(843)	-	(843)
Net loss	$ (138,088)	$ (147,549)	$ (402,646)	$ (405,896)	$ (954,331)
Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.04)	$ (0.09)
Basic and diluted weighted average common shares outstanding	12,574,918	10,718,696	12,139,638	9,602,582	10,675,311

Note: For prior periods, Research and Development and (previously separately noted) Consulting Expenses were reclassified for comparability with current expense classifications.

See Accompanying Notes to Financial Statements.

See Accompanying Notes to Financial Statements.

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended December 31, 2006	Nine months ended December 31, 2005	March 17, 2005 (Inception) through December 31, 2006
		(Reclassed)	
Cash flows from operating activities:			
Net loss	$ (402,646)	$ (405,896)	$ (954,331)
Adjustments to reconcile net loss to net cash provided by operating activities:			
Depreciation and amortization	25,753	24,331	59,652
Stock based compensation	10,500	-	15,500
Stock based compensation related to office supplies	-	-	2,608
Interest accrued on PV of min royalty payments	47,604	46,197	108,453
Changes in operating assets and liabilities:			
Prepaid expenses	(638)	(14,082)	(11,177)
Accounts payable	9,800	74,908	10,525
Accrued liabilities	119,937	57,045	223,373
Net cash used by operating activities	(189,690)	(217,498)	(545,397)
Cash flows from investing activities:			
Purchase of fixed assets	-	(8,241)	(8,241)
Net cash used by investing activities	-	(8,241)	(8,241)
Cash flows from financing activities:			
Issuance of common stock for cash	54,975	190,500	336,106
Change in due to stockholders	133,416	26,712	217,607
Net cash provided by financing activities	188,391	217,212	553,713
Net change in cash	(1,299)	(8,527)	75
Beginning balance, April 1, 2006	1,374	-	-
Ending balance, December 31, 2006	$ 75	$ -	$ 75
Schedule of non-cash investing and financing activities:			
Issuance of 2,780,200 shares for fixed assets	$ -	$ -	$ 13,901
Purchase of intangible asset			
Issuance of 2,000,000 shares related to Technology and Patent assignment	$ -	$ -	$ 10,000
Present value of minimum royalty payments related to Technology and Patent assignment	-	-	583,857
	$ -	$ -	$ 593,857
Issuance of common stock in satisfaction of due to stockholders	$ 7,000	$ -	$ 7,000
Supplemental disclosure for			
Cash paid for			
Interest	$ 190	$ -	$ 190
Income taxes	$ 843	$ -	$ 843

See Accompanying Notes to Financial Statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of December 31, 2006 and the results of operations and cash flows presented herein have been included in the financial statements.  Interim results are not necessarily indicative of results of operations for the full year.

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

2.

STOCK-BASED COMPENSATION

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards.  The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company has granted no warrants or options to employees since inception.  Accordingly, the adoption of SFAS No. 123 (R) did not impact the financial statements.

3.

RELATED-PARTY TRANSACTIONS

At December 31, 2006, the Company owed $210,607 to related parties.  Of this amount, $164,816 was owed to four shareholders for consulting services rendered to the Company.  In addition, there were three loans payable to shareholders totaling $22,953 plus $838 in accrued interest.   The first was a no-interest loan in the amount of $12,953, unsecured and payable on demand. The other loans (each in the amount of $5,000) bear interest at the rate of 10% per annum, unsecured and payable on demand.  In addition, the Company owed a total of $22,000 to Board members at December 31, 2006 for services rendered.

In November, the Company repaid $7,000 to two shareholders for short term loans (see Note 6).

4.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $ 954,331 for the period from March 17, 2005 (Inception) through December 31, 2006.  The Company’s management is in the process of raising additional capital for the Company.  As part of this effort, during the fiscal year ended March 31, 2006, the Company issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400.  In September 2005, the Company issued to another private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of December 31, 2006.  In April 2006, the Company issued an aggregate of 200,000 shares of common stock to a private investor for proceeds of $14,000.   In July 2006, the Company issued an aggregate of 114,286 shares of common stock to two private investors for proceeds of $8,000.  In September 2006, the Company issued an aggregate of 285,714 shares of common stock to two private investors for proceeds of $20,000.  In October 2006, the Company issued an aggregate of 152,497 shares of common stock to two private investors for proceeds of $10,675 and 150,000 shares of common stock to two companies for services valued at an aggregate of $10,500.  In November 2006, the Company issued an aggregate of 65,000 shares of common stock to a private investor for proceeds of $4,550 and 100,000 shares of common stock to two individuals to repay the principal on loans totaling $7,000.

The Company continues to seek to raise additional funds to support operations through private placements of equity and debt securities.  Management believes that the funds raised through this plan, if successful, will be sufficient to support our operations through the year ending March 31, 2008.

The conditions referenced in the first paragraph of this Note give rise to substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

5.

PRESENT VALUE OF MINIMUM ROYALTY PAYMENTS, NET

The Company has entered into a Technology and Patent Assignment Agreement (“Agreement”) granting the Company proprietary rights to certain technology in consideration for royalties equal to 5% of the net sales of the products based on the technology. The combined royalty amounts in any single calendar year must be at least equal to the amount shown in the schedule below, or the Company will be required to pay the minimum amount shown in the schedule below. Future minimum annual royalty payments under the Agreement are as follows as of December 31, 2006:

2006	$ 10,000
2007	15,000
2008	20,000
2009	45,000
2010	75,000
Thereafter ($100,000 per year)	1,500,000
$ 1,665,000

As of December 31, 2006, the Company had not made the $10,000 payment due for 2006.  The recipient of this payment has agreed to defer payment until such time as the Company has sufficient funds.

The Company recorded the present value of the above royalty payments totaling $583,857 (assuming a 10% per annum imputed interest rate) as part of the value of the intangible asset.  As of December 31, 2006, the present value of minimum royalty payments, net is as follows:

Present value of minimum royalty payments	$ 583,857
Plus: Accrued interest on minimum royalty payments	108,452
Less: Minimum royalty payments due within 12 months	(25,000)
Present value of minimum royalty payments, net	$ 667,309

6.

COMMON STOCK

During April 2006, the Company issued 200,000 shares of its common stock for cash totaling $14,000. During July 2006, the Company issued an aggregate of 114,286 shares of common stock to two private investors for aggregate proceeds of $8,000.  In September 2006, the Company issued an aggregate of 285,714 shares of common stock to two private investors for total proceeds of $20,000.  During October 2006, the Company issued an aggregate of 152,497 shares of common stock to two private investors for proceeds of $10,675 and 150,000 shares of common stock to two companies for services valued at an aggregate of $10,500.  During November 2006, the Company issued an aggregate of 65,000 shares of common stock to a private investor for proceeds of $4,550 and an aggregate of 100,000 shares of common stock to two individuals to repay the principal on loans totaling $7,000.

7.

SUBSEQUENT EVENTS

During February 2007, the Company issued an aggregate of 500,000 shares of common stock to a private investor for proceeds of $50,000.  Also during February 2007 the Company issued to a private investor a warrant to purchase 250,000 shares of common stock at an exercise price of $0.10 per share.

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

We have incurred a net loss from operations from inception through December 31, 2006 of $954,331.

You should read this discussion in conjunction with the selected historical financial information and the financial statements and related notes included elsewhere in this Quarterly Report.

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Revenues.  We did not generate any revenue in the three months ended December 31, 2006, as our focus since inception has been on raising funds to commence the research and development of our technology.  We also generated no revenue during the three-month period ended December 31, 2005.  We are a development stage company in our second year of research and development activities, and do not anticipate receiving revenue until we complete product development.  There can be no assurance that we will ever receive revenues or reach profitability.

General and Administrative Expenses.  General and administrative expenses for the three months ended December 31, 2006 were $121,831, slightly lower than the $132,897 expended for general and administrative expenses during the same period in 2005.  These expenses for the three months ended December 31, 2006 included $37,500 in wages and salaries to our sole employee, which equaled the wage expenses for the three months ended December 31, 2005.  In the three months ended December 31, 2006, we also incurred $17,175 in legal and accounting expenses, a decrease from the $18,647 in legal and accounting expenses for the three-month period ended December 31, 2005 that were incurred for the preparation of a registration statement and our incorporation.  We had $26,472 in research and development expenses for the three months ended December 31, 2006, a decrease from $42,699 for the three months ended December 31, 2005. Our funding challenges have caused us to reduce current research and development spending.

We incurred $40,684 in other expenses during the three months ended December 31, 2006, an increase from the $34,051 in other expenses we incurred for the three months ended December 31, 2005. These 2006 expenses consisted of $8,584 in depreciation and amortization expenses, a slight increase from $8,276 for the same period in 2005; $9,504 in rent expenses, an increase from $3,041 for the same period in 2005; $1,442 in office expenses, an increase from $228 for the same period in 2005; $619 in payroll taxes, a decrease from $2,643 from the same period in 2005; $1,416 in travel, conferences and communications related activities, a decrease from $8,716 for the same period in 2005; and $4,619 in miscellaneous expenses, a decrease from $6,288 for the same period in 2005.  We also incurred $14,500 in fees for the Board of Directors, an expense that we did not incur for the same period in 2005, but did not have any expenditures for website development, brochures or investor relations for which we expended $4,859 for the same period in 2005. We anticipate that as we ramp up our operations (including incurring the obligations of a public company), our general and administrative expenses will continue to increase significantly.

Sales and Marketing Expenses.  We did not incur sales and marketing expenses for the three months ended December 31, 2006, but intend to develop our sales and marketing efforts at a measured pace until our products are ready for introduction into the market.  We also incurred no sales and marketing expenses for the three months ended December 31, 2005.

Net Loss.  As a result of the foregoing factors, our net loss was $138,088, or $0.01 per share, for the three months ended December 31, 2006.  This loss is slightly less than the net loss of $147,549, or $0.01 per share, for the three months ended December 31, 2005.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005

Revenues.  We did not generate any revenue in the nine months ended December 31, 2006, as our focus since inception has been on raising funds to commence the research and development of our technology.  We also generated no revenue during the nine-month period ended December 31, 2005.  We are a development stage company in our second year of research and development activities, and do not anticipate receiving revenue until we complete product development.  There can be no assurance that we will ever receive revenues or reach profitability.

General and Administrative Expenses.  General and administrative expenses for the nine months ended December 31, 2006 were $353,149, slightly lower than the general and administrative expenses during the same period in 2005, totaling $359,685.  The general and administrative expenses for the nine months ended December 31, 2006 included $112,500 in wages and salaries to our sole employee, which equaled the wage expenses for the nine months ended December 31, 2005.  In the nine months ended December 31, 2006, we incurred $31,410 in legal and accounting expenses, substantially lower than the legal and accounting expenses of $53,684 for the nine-month period ended December 31, 2005.  The lower legal and accounting expenses in 2006 were due to the fact that during the 2005 period, we incurred additional costs for the preparation of a registration statement and our incorporation.  We had $89,957 in research and development expenses for the nine months ended December 31, 2006, a decrease from $110,847 for the nine months ended December 31, 2005.  Our funding challenges have caused us to reduce current research and development spending.

We incurred $119,282 in other expenses during the nine months ended December 31, 2006, an increase from the $82,654 in other expenses we incurred for the nine months ended December 31, 2005. These 2006 expenses consisted of $25,753 in depreciation and amortization expenses, an increase from $24,332 for the same period in 2005; $12,608 in website development, brochures and investor relations expenses, an increase from $5,994 for the same period in 2005; $24,619 in rent expenses, an increase from $16,623 for the same period in 2005; $4,692 in office expenses, an increase from $3,059 for the same period in 2005; $8,162 in payroll taxes, an increase from $7,929 for the same period in 2005; $8,540 in travel, conferences and communications related activities, a decrease from $15,728 for the same period in 2005; and $12,908 in miscellaneous expenses, an increase from $8,989 for the same period in 2005.  During the nine months ended December 31, 2006, we also incurred $22,000 in fees for the Board of Directors, an expense that we did not incur for the same period in 2005.  We anticipate that as we ramp up our operations (including incurring the obligations of a public company), our general and administrative expenses will increase significantly.

Sales and Marketing Expenses.  We did not incur sales and marketing expenses for the nine months ended December 31, 2006, but intend to develop our sales and marketing efforts at a measured pace until our products are ready for introduction into the market.  We also incurred no sales and marketing expenses for the nine months ended December 31, 2005.

Net Loss.  As a result of the foregoing factors, our net loss was $402,646, or $0.03 per share, for the nine months ended December 31, 2006.  This loss differs slightly from the net loss of $405,896, or $0.04 per share, for the nine months ended December 31, 2005.

Liquidity and Capital Resources

From our date of inception (March 17, 2005), we have obtained the majority of our cash resources from the sale of stock to our founders. Our operating plan for the years ending March 31, 2007 and 2008 is focused on development of our products. We currently anticipate that cash of $2,500,000 is required to support this plan.  At December 31, 2006, we had only $75 in cash.  We are in the process of raising additional capital. As part of this effort, during the fiscal year ended March 31, 2006, the Company issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400.  Also, in September 2005, the Company issued to a private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of December 31, 2006.  In April 2006, the Company issued an aggregate of 200,000 shares of common stock to a private investor for proceeds of $14,000.  In July 2006, the Company issued an aggregate of 114,286 shares of common stock to a two private investors for proceeds of $8,000.  In September 2006, the Company issued an aggregate of 285,714 shares of common stock to private investors for proceeds of $20,000.  In October 2006, the Company issued an aggregate of 152,497 shares of common stock to two private investors for proceeds of $10,675 and 150,000 shares of common stock to two companies for services valued at $10,500.  In November 2006, the Company issued an aggregate of 65,000 shares of common stock to a private investor for proceeds of $4,550 and 100,000 shares of common stock to two individuals to repay the principal on loans totaling $7,000.  During February 2007, we issued an aggregate of 500,000 shares of common stock to a private investor for proceeds of $50,000, and issued to a private investor a warrant to purchase 250,000 shares of common stock at an exercise price of $0.10 per share.  We continue to seek to raise additional funds to support operations through private placements of equity and debt securities. We believe that the funds raised through this plan will be sufficient to support our operations through the year ending March 31, 2008. A large portion of our anticipated costs will relate to product research and development. In addition, we plan to invest in additional employees, and to build our infrastructure to comply with the requirements of being a publicly traded company. We currently plan to hire two full time engineers to assist with product development.  Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities. There can be no assurance that we will be successful in raising any capital, and at the present time, we have no other agreements or arrangements for any private placements.

We also planned to raise capital through the sale of common stock through a registration statement on Form SB-2.  This registration statement was initially declared effective in February 2006, but we did not offer or sell any shares of common stock, as we were awaiting the outcome of our application to list our common stock for trading on the Over-the-Counter Bulletin Board.  However, in September 2006, the National Association of Securities Dealers, Inc. (“NASD”), which was evaluating our application, informed us that we could not be issued a trading symbol due to the Company’s open public offering.  As a result, we filed a Post-Effective Amendment to the registration statement on September 14, 2006, reflecting the termination of our offering of 5,000,000 shares of common stock.   On January 8, 2007, our common stock began trading on the Over-the-Counter Bulletin Board under the symbol “EIPC”.

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

During the nine months ended December 31, 2006, we continued to spend cash to fund our operations.  Cash used by operating activities for the nine months ended December 31, 2006 equaled $189,690, and consisted principally of our net loss of $402,646 and an increase in prepaid expenses of $638, offset by an increases of $9,800 in accounts payable and $119,937 in accrued liabilities, interest of $47,604 accrued on the present value of our minimum royalty payments to Dr. Choi, stock-based compensation of $10,500 and depreciation and amortization of $25,753.  During the comparable period in 2005, we used net cash of $217,498 in operating activities, consisting of our net loss of $405,896 and an increase in prepaid expense of $14,082, offset by increases in accounts payable of $74,908 and accrued liabilities of $57,045, interest of $46,197 accrued on the above-referenced royalty payments and depreciation and amortization of $24,331.

We did not use any cash in investing activities for the nine months ended December 31, 2006.  During the nine months ended December 31, 2005, we used $8,241 in cash for the purchase of certain fixed assets.

Cash provided by financing activities for the nine months ended December 31, 2006 equaled $188,391, consisting of $54,975 from the issuance of common stock and a change of $133,416 in amounts due to our stockholders.  During the nine months ended December 31, 2005, financing activities provided $217,212 in cash.  This included $190,500 from the issuance of common stock and a change of $26,712 in amounts due to stockholders.

As of December 31, 2006, we had cash and cash equivalents amounting to $75, a decrease from the balance of $1,374 at March 31, 2006.  Our working capital deficit increased to $467,758 at December 31, 2006, from $210,943 at March 31, 2006. There were no material commitments for capital expenditures at December 31, 2006.

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

As of December 31, 2006, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. We may not be able to secure funding in the future necessary to complete our intended research and development activities.

We have certain minimum annual royalty payments to Dr. Sung H. Choi pursuant to the Technology and Patent Assignment. These minimum annual royalty payments are as follows:

2006

$     10,000

2007

$     15,000

2008

$     20,000

2009

$     45,000

2010

$     75,000

Thereafter

$1,500,000

--------------

$1,665,000

=========

As of December 31, 2006, we had not made the $10,000 payment due for 2006.  Dr. Choi has agreed to defer payment until such time as we have sufficient funds.

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

We were formed in March 2005, and to date have only 22 months of operations.  Therefore, we have only a limited operating history upon which you can evaluate our business and prospects, and we have yet to develop sufficient experience regarding actual revenues to be received from our combined operations. In addition, we have no products currently available for commercial sale, and do not expect to have products available for sale in the near future.

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

WE EXPECT LOSSES FOR THE FORSEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

For the period from March 17, 2005 (date of inception) through December 31, 2006, we had net losses from operations of $954,331. We will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to product research and development. In addition, we plan to invest in additional employees, and to build our infrastructure to comply with the requirements of being a publicly traded company. We currently plan to hire two full time engineers to assist with product development. Our management believes these expenditures are necessary to commercialize our technology and to penetrate the markets for our products. If our revenue growth is slower than anticipated or our operating expenses exceed expectations, our losses will be significantly greater. We may never achieve profitability.

IF WE DO NOT RAISE ADDITIONAL CAPITAL, WE MAY HAVE TO CURTAIL OR EVEN CEASE OPERATIONS.

Our operating plan for the years ending March 31, 2007 and 2008 is focused on development of our products. We currently anticipate that cash of $2,500,000 will be required to support this plan.  At December 31, 2006, we had only $75 in cash. We are in the process of raising additional capital.  As part of this effort, during the fiscal year ended March 31, 2006, we issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400.  Also, in September 2005, we issued to a private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of December 31, 2006.  In April 2006, we issued an aggregate of 200,000 shares of common stock to a private investor for proceeds of $14,000.  In July 2006, we issued an aggregate of 114,286 shares of common stock to a two private investors for proceeds of $8,000.  In September 2006, we issued an aggregate of 285,714 shares of common stock to private investors for proceeds of $20,000.  In October 2006, we issued an aggregate of 152,497 shares of common stock to two private investors for proceeds of $10,675 and 150,000 shares of common stock to two companies for services valued at $10,500.  In November 2006, we issued an aggregate of 65,000 shares of common stock to a private investor for proceeds of $4,550 and 100,000 shares of common stock to two individuals to repay the principal on loans totaling $7,000. During February 2007, we issued an aggregate of 500,000 shares of common stock to a private investor for proceeds of $50,000, and issued to a private investor a warrant to purchase 250,000 shares of common stock at an exercise price of $0.10 per share.  We are actively seeking additional funding.

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

WE DEPEND ON OUR CURRENT EXECUTIVE OFFICERS.

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees and consultants, particularly David A. Walker, our Chief Executive Officer, and Mark A. Daugherty, Ph.D., our Chief Technology Officer.  The loss of the services of any of our executive officers or key employees could materially and adversely affect our business.  We have an employment agreement with Mr. Walker which expires on March 31, 2007.  We have no written agreement with Dr. Daugherty; however, he has verbally agreed to provide consulting services as needed.  We currently have no key man insurance for either Mr. Walker or Dr. Daugherty.

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

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH, WE MAY EXPERIENCE OPERATING INEFFICIENCIES AND HAVE DIFFICULTY MEETING DEMAND FOR OUR PRODUCTS.

We anticipate that if we are able to raise sufficient capital, we will rapidly and significantly expand our operations.  Our expansion plan calls for the hiring of two full time engineers to work on the development of our technology.  We currently anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities.  This expansion could place a significant strain on our management, products, development activities, sales and marketing personnel and other resources, which could harm our business.

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

There can be no assurance that:

-  any current or future U.S. or foreign patent applications would be approved;

-  these issued patents will protect our intellectual property and not be challenged by third parties;

-  the validity of our patents will be upheld;

-  our patents will not be declared unenforceable;

-  the patents of others will not have an adverse effect on our ability to do business; or

-  others will not independently develop similar or competing technology or design around any patents that may be issued to us.

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

In addition, although our common stock is traded on the OTCBB, we have not yet experienced robust trading in the common stock. There can be no assurance that we will ever be able to successfully apply for listing on the American Stock Exchange or the NASDAQ Capital Market in the foreseeable future due to the trading price for our common stock, market capitalization, our working capital and revenue history. Failure to list our shares on the American Stock Exchange or the NASDAQ Capital Market will impair the liquidity for our common stock.

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

Penny stocks can be very risky: penny stocks are low-priced shares of small companies not traded on an exchange or quoted on NASDAQ.  Prices often are not available.  Investors in penny stocks are often unable to sell stock back to the dealer that sold them the stock.  Thus an investor may lose his/her investment. Our common stock is a "penny stock" and thus is subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the common stock is listed on The Nasdaq Capital Market.  Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may adversely affect the ability of holders of our common stock to resell their shares in the secondary market.

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

ADDITIONAL SHARES HELD BY EXISTING STOCKHOLDERS MAY BE SOLD INTO THE PUBLIC MARKET IN THE FUTURE, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

We have registered an aggregate of 6,504,687 shares of common stock for sale or resale under the Securities Act of 1933, as amended (the "Securities Act"), all of which shares are issued and outstanding as of December 31, 2006.  An additional 6,217,813 shares of our issued and outstanding common stock are "restricted securities" as defined under Rule 144 of the Securities Act.   Most of these shares are beneficially owned by our officers, directors or other affiliates, including founders. Restricted securities may only be publicly sold pursuant to a registration statement under the Securities Act or pursuant to Rule 144 or some other exemption that may be available from the registration requirements of the Securities Act.  Rule 144 entitles each person holding restricted securities for a period of one year, and affiliates who own non-restricted shares of our common stock, to sell every three months, in ordinary brokerage transactions, an amount of shares which does not exceed one percent of our then outstanding common stock.  Any substantial sales pursuant to Rule 144, including the potential sale of common stock by our affiliates, could have an adverse effect on the market price of shares of our common stock, and may hinder our ability to arrange subsequent equity or debt financing or affect the terms and conditions of such financing.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February 2007, we issued an aggregate of 500,000 shares of common stock to a private investor for proceeds of $50,000.  The issuance was made in reliance on Section 4(2) of the Securities Act, and was made without general solicitation or advertising.  The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

In February 2007, we issued to a private investor a warrant to purchase 250,000 shares of common stock at an exercise price of $0.10 per share.  The issuance was made in reliance on Section 4(2) of the Securities Act, and was made without general solicitation or advertising.  The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the warrant was being acquired for investment purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

Exhibit No.  Description

-----------  -----------

31.01         Rule 13a-14(a)/15d-14(a) Certification-Chief Executive Officer

31.02         Rule 13a-14(a)/15d-14(a) Certification-Chief Financial Officer

32.01         Section 1350 Certification-Chief Executive Officer

32.02         Section 1350 Certification-Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENABLE IPC CORPORATION

Date: February 13, 2007

/s/ David A. Walker

-----------------------------

David A. Walker

Chief Executive Officer

/s/ Anna Rhee, CMA

-------------------------------

Anna Rhee, CMA

Chief Financial Officer

(Principal Accounting Officer)