Form 10KSB
period 2007-03-31
ENABLE IPC CORP
filed 2007-06-18
CIK 1326068

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number:  0-51590

ENABLE IPC CORPORATION

(Name of small business issuer in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

38-3718471

(IRS Employer Identification No.)

25520 Avenue Stanford, Suite 311, Valencia, California

(Address of principal executive offices)

91355

(Zip Code)

Issuer's telephone number 661-775-9273

Securities registered under Section 12(b) of the Exchange Act:

                  Title of each class             Name of each exchange on which registered

None

Securities registered under Section 12(g) of the Exchange Act:

     Common Stock, $.001 par value                      OTCBB

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

State issuer's revenues for its most recent fiscal year:  No revenues for the fiscal year ended March 31, 2007.

The aggregate market value of common shares of voting and non-voting common shares held by non-affiliates, based on the proposed initial trading price of the common stock as of March 31, 2007, was $1,699,564.  Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 17,528,650 shares of common stock issued and outstanding as of May 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes ____; No X

TABLE OF CONTENTS

PART I

PAGE

Item 1. Description of Business...........................................

      3

Item 2. Description of Property..........................................

     20

Item 3. Legal Proceedings................................................

     20

Item 4. Submission of Matters to a Vote of Security Holders..............

     21

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.........

    21

Item 6. Management's Discussion and Analysis or Plan of Operation........

    22

Item 7. Financial Statements............................................

   F-1

Item 8. Changes in and Disagreements With Accountants on Accounting and

Financial Disclosure.............................................

    33

Item 8A.Controls and Procedures..........................................

    33

Item 8B. Additional Information…………………………………………                           33

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance With Section 16(a) of the Exchange Act................

    33

Item 10. Executive Compensation..........................................

    35

Item 11. Security Ownership of Certain Beneficial Owners and Management

         and Related Stockholder Matters ................................

    35

Item 12. Certain Relationships and Related Transactions..................

    35

Item 13. Exhibits .......................................................

    35

Item 14. Principal Accountant Fees and Services..........................

    36

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

ITEM 1. DESCRIPTION OF BUSINESS

Enable IPC Corporation (“Enable”, “we” or “us”) is a Delaware corporation established to develop and commercialize rechargeable batteries for use in low power applications.  Our initial product will be a thin film lithium battery.   A patent application covering this technology was assigned to us in March 2005 by Dr. Sung H. Choi, our Technical Advisor and a principal stockholder.  This initial product is in the very earliest stage of development.

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

We believe that this technology will enable us to make cathodes that will significantly reduce costs and improve performance in comparison to other thin film batteries while having fewer pollutants than conventional batteries not made of thin film. However, this technology is still in its infancy, and we do not know its long-term prognosis. To date, we have created prototype nanowire cathodes in a laboratory, successfully integrated electrolyte, added an anode and tested the battery, which did produce measurable current.  We have calculated performance expectations on paper, but we have not fully tested the cathodes for performance characteristics, and do not know if our manufacturing plan is feasible. We have begun to characterize the technology (establish how well the technology works and ascertain an idea as to how the technology will perform) and expect to complete the characterization by the end of 2008.  Our business goal is to either license the technology (when fully characterized, proven and prototyped) to a battery manufacturer or enter into a joint venture or acquisition with a larger battery manufacturer to produce the resulting battery products.

In addition, we are working with SolRayo, LLC (located in Madison, Wisconsin) and the University of Wisconsin to develop, license and eventually commercialize and sell an ultracapacitor technology.  This technology was developed at the University of Wisconsin, is covered by a patent application and we have entered into a license option agreement with the university’s licensing arm, the Wisconsin Alumni Research Fund (“WARF”).  The Agreement gives us a six month option period to acquire an exclusive license to the ultracapacitor technology for the consumer electronics field of use.

We believe this technology will allow us to make ultracapacitors which will compliment our microbattery as well as meet performance specifications for existing consumer and possibly industrial and transportation products.  The technology utilizes nanoparticles to increase capacitor performance for a lower overall cost.  To date, SolRayo has tested and demonstrated the device in the laboratory. However, the device has not been fully characterized, nor has it been tested in varying environmental conditions.  It has not yet been packaged and has not been fully life-cycle tested.

We have entered into a joint development agreement with SolRayo to develop a full beta product, based on the technology.  The agreement has certain milestones that, if all goes well, should culminate in the introduction of units for potential customers to test in their own applications.  The agreement calls for a target date for the introduction of these units to potential customers as early as October 2007.

Background

We were incorporated in March 2005 in the State of Delaware.  We have commenced limited business operations, but have not yet realized any income.  In March 2005, we raised a total of $44,240 in cash, property and services in a private placement of our common stock pursuant to an exemption provided by Rule 505 of Regulation D, promulgated under the Securities Act.

We have incurred a net loss from operations from inception through March 31, 2007 of $1,198,573.

Batteries

Battery Industry Information

Although batteries were first developed in the 19th century, they began to become available to the mass market in the early 20th century when Union Carbide began marketing the most successful battery line in history: Eveready. In the 1930s, Rayovac (formerly, the French Battery Company) began to challenge Eveready's position. Rayovac never overtook Eveready, but was successful and continued as a close, family-run business -- largely in Eveready's shadow.

In the late 1950s, Eveready became the first to offer alkaline batteries to consumers and experienced some major competition in the mid 1960s when the PR Mallory Company introduced the Duracell line. In the 1990s, after some acquisitions and reorganizations, Eveready eventually became the Energizer brand and was spun off as its own company. Mallory changed its name to Duracell after the founder's death and was eventually purchased by Gillette. In 1997, Rayovac made the transition from a family-owned business to a public company. After its IPO it made several acquisitions.

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

Rechargeable batteries have gained in popularity, mostly in configurations other than the standard sizes. These are mostly used in PDAs, cellular telephones, laptop computers, cameras and other electronic devices. Rechargeables are available in several chemistries, the most well-known being Nickel Cadmium (NiCad), Nickel Metal Hydride (NiMH), sealed lead acid (SLA) and lithium chemistries (e.g., lithium ion -- LiIon). Today, LiIon is "the fastest growing and most promising battery chemistry" (Isidor Buchmann, "Battery University," 2003).

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

In 1997, rechargeable lithium batteries accounted for $424 million in sales in the United States and grew to $1.2 billion by 2002 (Spelman Research, "Oak Ridge Micro Energy, Inc", September 2004). Researchers expect continued growth in the rechargeable battery market at around 5.5% annually (the Freedonia Group, "Batteries - Market Size, Market Share, Market Leaders, Demand Forecast, Sales, Company Profiles, Market Research, Industry Trends", 2003) through 2007. Thin film and nanowire lithium batteries in the new applications described under "Products" are expected to be part of this growth.

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

Attribute	Advantage
Capacity (how much power the battery holds) Lithium ion batteries have approximately 40% more capacity than comparable Ni Cad.	Li Ion
Weight Typically 50% lighter than Ni Cad	Li Ion
Volume (size) Typically 30% to 50% smaller than Ni Cad	Li Ion
Self-discharge (when not in use, these batteries tend to gradually discharge) Li Ion discharge approximately 0.16% per month; recent developments dropped NiCad from around 5% to 1% per day	Li Ion
Recharge time Full recharge approximately 2.5 hours for Li Ion; between 4 and 5 hours for Ni Cad	Li Ion
Aging While reports vary, and manufacturers are mostly silent about the issue, both last for about 500 recharge cycles before significant degradation is seen.	Both

“Memory” effect (when not initially or often fully charged, batteries with “memory” tend to charge only to a certain point)

Li Ion has no “memory” effect.  Ni Cad (despite some reports to the contrary) does.

Li Ion
Cost / price Our 2003 survey of over 7,000 Ni Cad and Li Ion batteries then currently for sale showed that Ni Cad were generally less expensive than Li Ion	Ni Cad

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

We have been assigned a patent application (serial number 11/089781, filed March 25, 2005) for a new technology which we believe will solve these issues.  Our technology involves nanowires that are installed using a proprietary technique not involving sputtering or wafer bonding.  These nanowires will provide additional surface area and therefore efficiency in terms of size and application.  In addition, our manufacturing technique will significantly reduce costs, as there is less sputtering, no need for an expensive, three-chemical target and we can manufacture more units in the same manufacturing space in less time with significantly higher yields.  We believe that our proprietary technique will permit an estimated 90% reduction in cathode manufacturing costs.

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

Battery Research and Development

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

Battery Marketing and Distribution

Once we have completed development of our LiIon thin film battery, we plan to approach the market in one of the following ways, depending on the market climate at the time:

•

License the battery to an established battery manufacturer; or

•

Produce our specialized nanowire device for incorporation in original equipment manufacturer (OEM) projects through joint ventures with battery manufacturers and other OEMs.

We do not anticipate that we will produce the batteries in direct competition with other battery manufacturers, but this would be a possibility should market conditions change.

Battery Competition

We will compete with other manufacturers and distributors of small sealed rechargeable batteries. A few of these manufacturers and distributors are large, international corporations such as Energizer, Duracell and Rayovac.  In addition, significant Pacific Rim competitors include Sanyo, Hitachi Maxell, Toshiba and NEC. All of these companies have significantly greater resources than us. There are also a number of smaller competitors in the Pacific Rim, each of whom has either expanded production in recent years or whom we expect to expand in the near future. These smaller companies include:

•

Shenzhen BAK Battery Co., Ltd.

•

Shenzhen B&K Technology Co., Ltd.

•

Wuhan Lixing (Torch) Power Sources Co., Ltd.

•

Pacific EnergyTech Co., Ltd.

•

Amita Technologies, Ltd.

•

EXA Energy Technology Co., Ltd.

•

High Energy Battery Co., Ltd.

•

Great Power Battery Co., Ltd.

•

Rickbery (HK), Ltd.

ORNL has licensed its thin film technology to five companies and has no plans to restrict the number of companies to whom it will license the technology in the future.  All of the following companies have nonexclusive licenses for low power fields of use, except cell phones, cameras and camcorders, laptops and toys:

•

Cymbet Corporation

•

Excellatron, Inc.

•

Front Edge Technology, Inc.

•

Infinite Power Solutions

•

Oak Ridge Micro-Energy, Inc.

None of the foregoing companies are currently engaged in mass production of thin film batteries, as they are limited technically and economically by the state of the technology. One of these competitors, Oak Ridge Micro-Energy, Inc. announced on March 22, 2005 that it has reduced its manufacturing costs and expanded its manufacturing capacity, which will allow the company to sell into the RFID tag and "smart" card markets, two of the markets that we have targeted. We do not know the sales price of the products that Oak Ridge Micro-Energy, Inc. plans to produce and sell, and do not know whether we will be able to compete with such products. If the sales price of the batteries to be sold by Oak Ridge Micro- Energy, Inc. is less than ours and if such batteries are able to penetrate these and other markets successfully, it could have a material adverse impact on our business. We have also been informed that another competitor, Front Edge Technologies, Inc., is currently selling products for specialized government applications. We do not know the specific products or their respective sales prices, and so do not know whether our proposed products will be competitive with those sold by Front Edge Technologies, Inc.

Finally, there are other companies whom we know to be working on thin film batteries.  These companies include Ener1, Graphic Solutions, Inc., ITN Energy Systems, Solicore and Voltaflex. None of the foregoing companies are currently engaged in mass production of thin film batteries, as they are limited technically and economically by the state of the technology.

We believe that we will compete with these companies on the basis of cost and improved capacity.

Battery Manufacturing

We may elect to manufacture our thin film batteries.  In that event, we believe that access to manufacturing facilities and equipment will be readily available. We may also choose to outsource production, and believe that we will be able to access numerous contract manufacturers at a reasonable cost. We also believe that the raw materials required to manufacture our batteries - lithium cobalt oxide and wafers with various substrates - will be available from numerous suppliers.

Battery Intellectual Property

We currently have no issued patents. We have been assigned all rights, title and interest in and to a patent application (serial number 11/089781, filed on March 25, 2005) for a battery technology developed by Dr. Sung H. Choi, our Technical Advisor.  This patent application, entitled "Lithium Ion Rechargeable Battery Based on Nanostructures," was assigned to us by Dr. Choi in consideration for the issuance to him of an aggregate of 2,000,000 shares of our common stock plus an annual royalty of five percent of net sales of the products resulting from the technology. We have certain minimum annual royalty payments to Dr. Choi pursuant to the Technology and Patent Assignment. These minimum annual royalty payments are as follows:

2006               $   10,000

2007                    15,000

2008                    20,000

2009                    45,000

2010                    75,000

Thereafter     1,500,000

                     $1,665,000

                  ==========

As of March 31, 2007, the Company had not made the $10,000 payment due for 2006 nor the $15,000 payment due for 2007. The recipient of these payments has agreed to defer payment until such time as the Company has sufficent funds.

We currently require all employees and consultants to sign confidentiality agreements as well as proprietary information and inventions agreements.

Ultracapacitors

Ultracapacitor Industry Information

Capacitors, which used to be known as “condensers” are devices that store energy electric charges and release them when they are needed.  They are very similar to batteries, except for one major difference: batteries are good at storing energy, but not so good at releasing power.  Capacitors can release a lot of power at once, but are poor at storing energy. Capacitors were first developed in 1745 by a German inventor named Ewald Georg von Kleist.  They consist of two plates and a separator (Figure 5). The plates are charged by a power source and, when the power is needed, they can send out their entire charge almost instantaneously.

Ultracapacitors (also known as “supercapacitors”) were first developed in the late 1950s. They had the ability to store more energy than standard capacitors but still suffer (in terms of energy) when compared to batteries

Ultracapacitor Products

There are three basic market areas where ultracapacitors are used: consumer electronics, industrial applications and transportation.

Consumer electronics

Applications in the consumer electronics area include VCRs, CD players, electronic toys, security systems, computers, scanners, smoke detectors, microwaves, coffee makers, power tools and memory backup.  Several companies are targeting future applications, including laptop and desktop computers (awakening from sleep mode) and cell phones with added features could require the use of ultracapacitors.

Industrial

Applications in this area include power supplies, industrial automation equipment, power transmission and distribution and wind turbines.

Transportation

Applications in transportation include hybrid automobiles, aircraft door actuators and rail systems.

Ultracapacitor Research & Development

Research and development of the ultracapacitor technology will be primarily conducted at SolRayo, LLC in Madison, Wisconsin.  SolRayo was founded by the inventors of the ultracapacitor technology, who are also researchers at the University of Wisconsin in Madison.  Through a joint venture agreement, we will provide a combination of cash and common stock to help fund this research and development activity.  In return, we will have the opportunity to negotiate a license through the licensing arm of the university.

The joint development agreement calls for certain cash and stock payments to be made as progress in the development of the ultracapacitor technology is realized.  We will provide up to $100,000 in payments to SolRayo in cash and common stock in four installments as four milestones are met.  These milestones are:

1.

The definition of a target performance specification,

2.

Creating a device that meets the defined performance specification in the lab,

3.

Packaging the device in a commercially acceptable manner that is amenable to mass production, and

4.

Providing beta test units to potential customers.

The target date for completion of the fourth milestone is October 2007, which is understood by all to be a “best-case scenario”.

Ultracapacitor Competition

We have found over two dozen companies claiming to be selling or developing ultracapacitor products.  According to Frost & Sullivan’s 2006 report titled World Capacitor Markets (page 2-15), there are four companies that dominate this market.  They are Maxwell Technologies, Panasonic, Epcos and Elna.  Together, according to the report, they accounted for 82.3% of the world revenues in ultracapacitors in 2005.

Other competitors include NEC Tokin, Korchip, Nasscap, Shizuku, Cap-XX, Asahi, Batscap, Evan Capacitor, Nichion, Polystor and Power Systems.

Ultracapacitor Manufacturing

Through a license option agreement announced on May 3, 2007, we will have the opportunity to either make, have made or sublicense the technology exclusively for the consumer electronics market.  We may elect to manufacture our ultracapacitors.  In that event, we believe that access to manufacturing facilities and equipment will be readily available. We may also choose to outsource production, and believe that we will be able to access numerous contract manufacturers at a reasonable cost. We also believe that the raw materials required to manufacture our ultracapacitors – carbon sheets, nanoparticle raw materials, electrolyte and packaging materials - will be available from numerous suppliers.

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

Employees

As of March 31, 2007, we employed one person in management and administration.  We currently utilize outside consultants for our research and development activities.  None of our employees are members of a labor union.  Management believes that relations with our employees and consultants are good.

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

Our independent auditors, L.L. Bradford & Co., have indicated that they have substantial doubt as to our ability to continue as a going concern. This opinion is based on their analysis of our financial condition (see "Report of Independent Registered Accounting Firm" in this Annual Report). This opinion could seriously hamper our ability to raise the additional funds we need to implement our business plan, as potential investors could decide against investing in us. If we cannot obtain additional funds, it is likely that we will be unable to implement our business plan and you could lose your entire investment.

WE ARE AN EARLY STAGE COMPANY WITH NO PRODUCTS CURRENTLY AVAILABLE FOR COMMERCIAL SALE, AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

We were formed in March 2005, and to date have only 27 months of operations. Therefore, we have only a limited operating history upon which you can evaluate our business and prospects, and we have yet to develop sufficient experience regarding actual revenues to be received from our combined operations. In addition, we have no products currently available for commercial sale, and do not expect to have products available for sale in the near future. We are a start-up company. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets such as competing technologies, lack of customer acceptance of a new or improved product and obsolescence of the technology before it can be fully commercialized. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

WE EXPECT LOSSES FOR THE FORSEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

For the period from March 17, 2005 (date of inception) through March 31, 2007, we had net losses from operations of $1,198,573. We will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to product research and development. In addition, we plan to invest in additional employees to assist with product development and to build our infrastructure. to comply with the requirements of being a publicly traded company. Our management believes these expenditures are necessary to commercialize our technology and to penetrate the markets for our products. If our revenue growth is slower than anticipated or our operating expenses exceed expectations, our losses will be significantly greater. We may never achieve profitability.

IF WE DO NOT RAISE ADDITIONAL CAPITAL, WE MAY HAVE TO CURTAIL OR EVEN CEASE OPERATIONS.

Our operating plan for the years ending March 31, 2008 and 2009 is focused on development of our products. We currently anticipate that cash of $2,500,000 will be required to support this plan. At March 31, 2007, we had only $21,913 in cash. We are in the process of raising additional capital. As part of this effort, during the fiscal year ended March 31, 2006, we issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400. Also, in September 2005, we issued to a private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of the date of this prospectus. In April 2006, we issued an aggregate of 200,000 shares of common stock to a private investor for proceeds of $14,000. In July 2006, we issued an aggregate of 114,286 shares of common stock to a two private investors for proceeds of $8,000. In September 2006, we issued an aggregate of 285,714 shares of common stock to private investors for proceeds of $20,000, less $350 in offering costs. In October 2006, we issued an aggregate of 152,497 shares of common stock to two private investors for proceeds of $10,675, less $350 in offering costs, and 150,000 shares of common stock to two companies for services valued at $10,500. In November 2006, we issued an aggregate of 65,000 shares of common stock to a private investor for proceeds of $4,550, less $350 in offering costs, and 100,000 shares of common stock to two individuals to repay the principal on loans totaling $7,000. During February 2007, we issued an aggregate of 700,000 shares of common stock to two private investors for proceeds of $70,000, less $1,429 in offering costs, and issued to two private investors warrants to purchase 350,000 shares of common stock at an exercise price of $0.10 per share, none of which have been exercised as of the date of this prospectus.  During March 2007, we issued an aggregate of 1,500,000 shares of common stock to a private investor for proceeds of $75,000, less $823 in offering costs.  During April 2007, we issued an aggregate of 106,153 shares of common stock to two companies for services valued at an aggregate of $13,760.  During May 2007, we issued an aggregate of 2,500,000 shares of common stock to a private investor for proceeds of $75,000.  We are actively seeking additional funding.

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

ESTABLISHING OUR REVENUES AND ACHIEVING PROFITABILITY WILL DEPEND ON OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS.

Much of our ability to establish revenues and to achieve profitability and positive cash flows from operations will depend on the successful introduction of our products in development. Many products based on our technologies will represent new applications, and our prospective customers will not use our products unless they determine that the benefits provided by these products are greater than those available from competing products.

We may be required to undertake time-consuming and costly development activities for new products. In addition, we may also be required to seek regulatory clearance or approval in order to commercialize new products. Although we are not currently aware of any regulatory requirements that may affect our operations, in the event that we elect to pursue alternative battery or ultracapacitor electrolyte chemistries we might be subject to state environmental laws or regulations governing the disposal of hazardous chemicals. We currently have no plans to pursue any such alternative chemistries. The completion of the development and commercialization of any of our products under development remains subject to all of the risks associated with the commercialization of new products based on innovative technologies, including unanticipated technical or other problems, manufacturing difficulties and the possible insufficiency of the funds allocated for the completion of such development.

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

WE DEPEND ON OUR CURRENT EXECUTIVE OFFICERS.

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees and consultants, particularly David A. Walker, our Chief Executive Officer, and Mark A. Daugherty, Ph.D., our Chief Technology Officer. The loss of the services of any of our executive officers or key employees could materially and adversely affect our business. Our employment agreement with Mr. Walker expired on March 31, 2007; however, he has verbally agreed to continue to provide his services as needed.  We have no written agreement with Dr. Daugherty; however, he has verbally agreed to provide consulting services as needed. We currently have no key man insurance for either Mr. Walker or Dr. Daugherty.

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

We compete in two new, rapidly evolving and highly competitive market sectors: the microbattery market and the ultracapacitor market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could have a negative financial impact on our business.

In the microbattery market, we compete with Energizer, Duracell and Rayovac, which sell batteries incorporating competing technologies. We also compete with several small companies that utilize competing technologies to manufacture thin film batteries. One of these competitors, Oak Ridge Micro-Energy, Inc. announced on April 4, 2006 that it has established its first manufacturing line for Li Ion batteries, which will help the company eventually to obtain high volume manufacturing capability. We do not know the sales price of the products that Oak Ridge Micro-Energy, Inc. plans to produce and sell, and do not know whether we will be able to compete with such products. If the sales price of the batteries to be sold by Oak Ridge Micro-Energy, Inc. is less than ours and if such batteries are able to penetrate these and other markets successfully, it could have a material adverse impact on our business. We have also been informed that another competitor, Front Edge Technologies, Inc., is currently selling products for specialized government applications. We do not know the specific products or their sales prices, and so do not know whether our proposed products will be competitive with those sold by Front Edge Technologies, Inc.  In November 2006, Wired Magazine reported that one of our competitors, Solicore, was working with Visa to use thin film batteries in smart cards with on-board displays.

In the ultracapacitor market, we compete with Maxwell Technologies, Panasonic, Epcos and Elna which (according to Frost & Sullivan’s World Capacitor Markets report, on page 2-15) together controlled over 80% of the world market share.  We also compete with many smaller companies that utilize competing technologies to manufacture ultracapacitors.  If the sales price of the ultracapacitors sold by these companies is less than ours it could have a material adverse impact on our business.

Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. We have encountered, and expect to encounter, customers who are extremely confident in and committed to the product offerings of our competitors. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity in the low power battery and ultracapacitor markets, we also expect that other companies may enter our market with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

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

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

We may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe it will assist us in carrying out our business strategy. Growth through acquisitions has been a successful strategy used by other battery and electronic component companies. Other than our discussions with SolRayo, we do not have any present understanding, nor are we having any discussions relating to any such acquisition or investment.  In addition, we have no experience in identifying quality acquisition candidates, successfully acquiring them and integrating them into an existing infrastructure. If we buy a company, then we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. An acquisition could distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing shareholders.

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

RISKS RELATED TO OUR INDUSTRY

THE MARKETS IN WHICH WE COMPETE ARE SUBJECT TO RAPID TECHNOLOGICAL PROGRESS AND TO COMPETE WE MUST CONTINUALLY INTRODUCE NEW PRODUCTS THAT ACHIEVE BROAD MARKET ACCEPTANCE.

The low power battery and ultracapacitor markets are characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards. If we do not regularly introduce new products in these dynamic environments, our future product lines will become obsolete. Alternative technologies could achieve widespread market acceptance and displace the technologies on which we have based our future products. We cannot assure you that our technological approaches will achieve broad market acceptance or that other technologies or devices will not supplant our own products and technologies.

CERTAIN PRODUCTS FROM WHICH WE ARE EXLUDED FROM PURSUING MAY PROVE MORE LUCTRATIVE THAN THE PRODUCTS WE MAY AND DO CHOOSE TO PURSUE.

We have entered into a license option agreement with the University of Wisconsin limits our use of patented ultracapacitor technology.  If we exercise the option, we may acquire an exclusive license to the technology for the consumer electronics field of use.  However, we will be prohibited from using the technology in other fields of use, such as, for example, power tools.  These other fields of use, which we are prohibited from pursuing, may prove to be more lucrative than any permitted use we do pursue.

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

OUR COMMON STOCK PRICE IS HIGHLY VOLATILE; OUR STOCK IS "PENNY STOCK."

The market price of our common stock is highly volatile as the market for small cap and micro cap technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. We cannot assure you that our stock will trade at the same levels it currently trades or that industry stocks, in general, will sustain their current market prices. Factors that could cause such volatility may include, among other things:

•

actual or anticipated fluctuations in our quarterly operating results;

•

announcements of technological innovations;

•

changes in financial estimates by securities analysts;

•

conditions or trends in the low power battery and/or ultracapacitor industries;

•

changes in the market valuations of other companies in such industry; and

•

the acceptance of market makers and institutional investors of us and our stock.

In addition, although our common stock is traded on the OTCBB, we have not yet experienced robust trading in the common stock. There can be no assurance that we will ever be able to successfully apply for listing on the American Stock Exchange or the NASDAQ Capital Market in the foreseeable future due to the trading price for our common stock, market capitalization, our working capital and revenue history. Failure to list our shares on the American Stock Exchange or the NASDAQ Capital Market will impair the liquidity of our common stock.

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

ADDITIONAL SHARES HELD BY EXISTING STOCKHOLDERS MAY BE SOLD INTO THE PUBLIC MARKET IN THE FUTURE, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

Concurrently with this Annual Report, we are filing a registration statement for the resale of an aggregate of 18,735,080 shares of common stock, including shares issuable upon exercise of warrants.  Assuming that such registration statement is declared effective, all shares offered by the Company under that registration statement are sold and all warrants are exercised, we would have 25,240,567 issued and outstanding common shares that are freely tradable under the Securities Act of 1933, as amended (the “Securities Act”).  The remaining 5,443,083 of our issued and outstanding common stock are "restricted securities" as defined under Rule 144 of the Securities Act. Most of these shares are beneficially owned by our officers, directors or other affiliates, including founders. Restricted securities may only be publicly sold pursuant to a registration statement under the Securities Act or pursuant to Rule 144 or some other exemption that may be available from the registration requirements of the Securities Act. Rule 144 entitles each person holding restricted securities for a period of one year, and affiliates who own non-restricted shares of our common stock, to sell every three months, in ordinary brokerage transactions, an amount of shares which does not exceed one percent of our then outstanding common stock. Any substantial sales pursuant to Rule 144, including the potential sale of common stock by our affiliates, could have an adverse effect on the market price of shares of our common stock, and may hinder our ability to arrange subsequent equity or debt financing or affect the terms and conditions of such financing.

.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We currently own no real property. Our headquarters is located at 25520 Avenue Stanford, Suite 311, Valencia, California, 91355.  We have a month-to-month lease and the rent is $3,295 per month for 3,520 square feet.  We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been traded on the OTCBB since January 8, 2007.  Prior to that date, our common stock was not actively traded in the public market.  Our common stock is listed on the OTCBB under the symbol "EIPC".   The following table sets forth, for the periods indicated, the high and low bid prices for our common stock on the OTCBB as reported by various Bulletin Board market makers.  The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

Period

Low Bid

High Bid

-------

----------

-----------

2007

  Second Quarter

   (through June 12, 2007)

$0.13

$0.35

  First Quarter

$0.10

$2.75

On June 12, 2007, the high and low bid prices of our common stock on the OTCBB were $0.15 and $0.15 per share, respectively, and there were approximately 63 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the period from December 31, 2006 through May 31, 2007.  Also included is the consideration, if any, received by us for such shares, options and warrants and information relating to the section of the Securities Act, or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

In February 2007, we issued an aggregate of 700,000 shares of common stock to two private investors for proceeds of $70,000, less $1,429 in offering costs.  In addition, we issued a warrant to one of the private investors to purchase 250,000 shares of common stock at an exercise price of $0.10 per share and a warrant to the other private investor to purchase 100,000 shares of common stock at an exercise price of $0.10 per share.  The issuance was made in reliance on Section 4(2) of the Securities Act, and was made without general solicitation or advertising.  The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

In March 2007, we issued an aggregate of 1,500,000 shares of common stock to a private investor for proceeds of $75,000, less $823 in offering costs.  The issuance was made in reliance on Section 4(2) of the Securities Act, and was made without general solicitation or advertising.  The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

During April 2007, the Company issued an aggregate of 106,153 shares of common stock to two companies for services valued at an aggregate of $13,760.  The issuance was made in reliance on Section 4(2) of the Securities Act, and was made without general solicitation or advertising.  The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

During May 2007, the Company issued an aggregate of 2,571,000 shares of common stock to a private investor for proceeds of $80,005.   The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

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

Overview

We were incorporated in March 2005 in the State of Delaware. We have commenced limited business operations, but have not yet realized any income. To date, we have funded our operations through private placements of equity and loans and contributions from our founders. We have incurred a net loss from operations from inception through March 31, 2007 of $1,198,573. You should read this discussion in conjunction with the selected historical financial information and the financial statements and related notes included elsewhere in this Annual Report.

Results of Operations

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006

Revenues. We did not generate any revenue in the year ended March 31, 2007, as our focus since inception has been on raising funds to commence the research and development of our technology. We also generated no revenue during the year ended March 31, 2006. We are a development stage company in our second year of research and development activities, and do not anticipate receiving revenue until we complete product development. There can be no assurance that we will ever receive revenues or reach profitability.

General and Administrative Expenses. General and administrative expenses for the year ended March 31, 2007 were $580,555, higher than the $470,273 expended for general and administrative expenses during the same period in 2006.  The general and administrative expenses for the year ended March 31, 2007 included $150,000 in wages and salaries to our sole employee, which equaled the wage expense for the year ended March 31, 2006.  In the year ended March 31, 2007, we also incurred $92,003 in legal and accounting expenses, an increase from the $62,134 in legal and accounting expenses for the year ended March 31, 2006.  The higher expenses in this category were due to the hiring of an investor relations company, a stock transfer agent and some increased legal expenses owing to a full year of SEC reporting.  We had $141,191 in research and development expenses for the year ended March 31, 2007, a slight decrease from $142,595 for the year ended March 31, 2006.  We incurred $197,361 in other expenses during the year ended March 31, 2007, an increase from the $115,544 in other expenses we incurred for the year ended March 31, 2006. These 2007 expenses consisted of $34,218 in depreciation and amortization expenses, a slight increase from $32,607 for the same period in 2006; $34,263 in rent expenses, an increase from $27,121 for the same period in 2006; $6,326 in office expenses, an increase from $3,927 for the same period in 2006; $7,642 in payroll taxes, a decrease from $10,572 from the same period in 2006; $12,455 in travel, conferences and communications related activities, a decrease from $19,654 for the same period in 2006; $13,108 in website development, brochures or investor relations, an increase from $6,294 for the same period in 2006; $52,162 in consulting services, an increase from $1,250 for the same period in 2006 (due primarily to the addition of our Chief Financial Officer and other consulting services); $25,500 in Board member services, an expense we did not incur in 2006, and $11,687 in miscellaneous expenses, a decrease from $14,119 for the same period in 2006. We anticipate that as we ramp up our operations (including incurring the obligations of a public company), our general and administrative expenses will continue to increase significantly.

Sales and Marketing Expenses. We did not incur sales and marketing expenses for the year ended March 31, 2007 but intend to develop our sales and marketing efforts at a measured pace until our products are ready for introduction into the market. We also incurred no sales and marketing expenses for the year ended March 31, 2006.

Net Loss. As a result of the foregoing factors, our net loss was $648,888, or $0.05 per share, for the year ended March 31, 2007.  This loss is greater than the net loss of $531,152, or $0.05 per share, for the year ended March 31, 2006.

Liquidity and Capital Resources

From our date of inception (March 17, 2005), we have obtained the majority of our cash resources from the sale of stock to our founders. Our operating plan for the years ending March 31, 2007 and 2008 is focused on development of our products. We currently anticipate that cash of $2,500,000 is required to support this plan. At March 31, 2007, we had only $21,913 in cash. We are in the process of raising additional capital. As part of this effort, during the fiscal year ended March 31, 2006, the Company issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400. Also, in September 2005, the Company issued to a private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of March 31, 2007. In April 2006, the Company issued an aggregate of 200,000 shares of common stock to a private investor for proceeds of $14,000. In July 2006, the Company issued an aggregate of 114,286 shares of common stock to a two private investors for proceeds of $8,000. In September 2006, the Company issued an aggregate of 285,714 shares of common stock to private investors for proceeds of $20,000, less $350 in offering costs. In October 2006, the Company issued an aggregate of 152,497 shares of common stock to two private investors for proceeds of $10,675, less $350 in offering costs, and 150,000 shares of common stock to two companies for services valued at $10,500. In November 2006, the Company issued an aggregate of 65,000 shares of common stock to a private investor for proceeds of $4,550, less $350 in offering costs and 100,000 shares of common stock to two individuals to repay the principal on loans totaling $7,000 During February 2007, we issued an aggregate of 700,000 shares of common stock to two private investors for proceeds of $70,000, less $1,429 in offering costs, and issued to two private investors warrants to purchase 350,000 shares of common stock at an exercise price of $0.10 per share, none of which have been exercised as of the date of this prospectus.  During March 2007, we issued an aggregate of 1,500,000 shares of common stock to a private investor for proceeds of $75,000, less $823 in offering costs.

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

During the year ended March 31, 2007, we continued to spend cash to fund our operations. Cash used by operating activities for the year ended March 31, 2007 equaled $317,329, and consisted principally of our net loss of $646,888 and an increase in prepaid expenses of $8,645 and other receivables of $240, offset by an increase of $13,701 in accounts payable and $216,554 in accrued liabilities, interest of $63,471 accrued on the present value of our minimum royalty payments to Dr. Choi, stock-based compensation of $10,500 and depreciation and amortization of $34,218. During the comparable period in 2006, we used net cash of $271,516 in operating activities, consisting of our net loss of $531,152 and an increase in prepaid expense of $10,539, offset by increases in accounts payable of $81,416 and accrued liabilities of $95,303, interest of $60,849 accrued on the above-referenced royalty payments and depreciation and amortization of $32,607.

We did not use any cash in investing activities for the year ended March 31, 2007. During the year ended March 31, 2006, we used $8,241 in cash for the purchase of certain fixed assets.

Cash provided by financing activities for the year ended March 31, 2007 equaled $337,868, consisting of $198,923 from the issuance of common stock and a change of $138,945 in amounts due to our stockholders. During the year ended March 31, 2006, financing activities provided $268,400 in cash, which came entirely from the issuance of common stock.

As of March 31, 2007, we had cash amounting to $21,913, an increase from the balance of $1,374 at March 31, 2006. Our working capital deficit increased to $563,719 at March 31, 2007, from $210,943 at March 31, 2006. There were no material commitments for capital expenditures at March 31, 2007.

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

As of March 31, 2007, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. We may not be able to secure funding in the future necessary to complete our intended research and development activities.

We have certain minimum annual royalty payments to Dr. Sung H. Choi pursuant to the Technology and Patent Assignment. These minimum annual royalty payments are as follows:

2006               $   10,000

2007                    15,000

2008                    20,000

2009                    45,000

2010                    75,000

Thereafter     1,500,000

                     $1,665,000

                  ==========

As of March 31, 2007, we had not made the $10,000 payment due for 2006 or the $15,000 payment due for 2007. Dr. Choi has agreed to defer these payments until such time as we have sufficient funds.

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

Stock-based compensation – On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards.  The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company has granted no warrants or options to employees since inception.  Accordingly, the adoption of SFAS No. 123 (R) did not impact the financial statements.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Enable IPC Corporation

(A Development Stage Company)

Valencia, California

We have audited the accompanying balance sheet of Enable IPC Corporation (A Development Stage Company) as of March 31, 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended March 31, 2006 and 2007, and for the period from March 17, 2005 (Inception) through March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enable IPC Corporation as of March 31, 2007, and the results of its activities and cash flows for the years ended March 31, 2006 and 2007, and for the period from March 17, 2005 (Inception) through March 31, 2007, in conformity with accounting principles generally accepted in the United States.

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

/s/

L.L. Bradford & Company, LLC

June 8, 2007

Las Vegas, Nevada

F-1

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2007

ASSETS

Current assets		
Cash	$	21,913
Prepaid expenses due within 12 months		19,184
Other receivable		240
Total current assets		41,337
Fixed assets, net		13,346
Intangible assets, net		534,536
Total assets	$	589,219

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities		
Accounts payable	$	84,685
Accrued expenses and other current liabilities		216,553
Due to stockholders		249,314
Minimum royalty payments due within 12 months		45,000
Total current liabilities		595,552
Long-term liabilities		
Present value of minimum royalty payments		663,177
Total liabilities		1,258,729
Commitments and contingencies		
Stockholders' deficit		
Preferred stock; no par value; 10,000,000 shares authorized, no shares issued and outstanding		-
Common stock; $0.001 par value; 50,000,000 shares authorized, 14,922,497 shares issued and outstanding		14,922
Additional paid-in capital		514,141
Accumulated deficit		(1,198,573)
Total stockholders' deficit		(669,510)
Total liabilities and stockholders' deficit	$	589,219

See Accompanying Notes to Financial Statement

F-2

See Accompanying Notes to Financial Statement

F-3

See Accompanying Notes to Financial Statement

F-4

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year ended March 31, 2007	Year ended March 31, 2006	March 17, 2005 (Inception) through March 31, 2007
Cash flows from operating activities:			
Net loss	$ (646,888)	$ (531,152)	$ (1,198,573)
Adjustments to reconcile net loss to net cash provided by operating activities:			
Depreciation and amortization	34,218	32,607	68,117
Stock based compensation	10,500	-	15,500
Stock based compensation related to office supplies	-	-	2,608
Interest accrued on PV of min royalty payments	63,471	60,849	124,320
Changes in operating assets and liabilities:			
Prepaid expenses	(8,645)	(10,539)	(19,184)
Other receivable	(240)	-	(240)
Accounts payable	13,701	81,416	98,617
Accrued liabilities	216,554	95,303	319,990
Net cash used by operating activities	(317,329)	(271,516)	(588,845)
Cash flows from investing activities:			
Purchase of fixed assets	-	(8,241)	(8,241)
Net cash used by investing activities	-	(8,241)	(8,241)
Cash flows from financing activities:			
Issuance of common stock for cash	198,923	268,400	480,054
Change in due to stockholders	138,945	-	84,191
Net cash provided by financing activities	337,868	268,400	564,245
Net change in cash	20,539	(11,357)	21,913
Beginning balance, April 1, 2006	1,374	-	-
Ending balance	$ 21,913	$ (11,357)	$ 21,913
Schedule of non-cash investing and financing activities:			
Issuance of 2,780,200 shares for fixed assets		$ -	$ 13,901
Purchase of intangible asset			
Issuance of 2,000,000 shares related to Technology and Patent assignment	$ -	$ -	$ 10,000
Present value of minimum royalty payments related to Technology and Patent assignment	-	-	583,857
	$ -	$ -	$ 593,857
Issuance of common stock in satisfaction of due to stockholders	$ 7,000	$ -	$ 7,000
Supplemental disclosure for			
Cash paid for			
Interest	$ 271	$ -	
Income taxes	$ 1,503	$ -

See Accompanying Notes to Financial Statement

F-5

1.

DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business – Enable IPC Corporation (hereinafter referred to as the “Company”) is a development stage company incorporated on March 17, 2005 under the laws of the state of Delaware.  Enable IPC is engaged in the development of new power technologies that combine thin films and nanotechnology.  Enable IPC (Intellectual Property Commercialization) will use these breakthroughs to manufacture microbatteries on microscopically thin film (which are expected to be smaller, cheaper, last longer, and more environmentally friendly than today's standard batteries) and ultracapacitors on standard carbon sheets impregnated with nanoparticles.

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $1,198,573 for the period from March 17, 2005 (Date of Inception) through March 31, 2007. The Company’s management is in the process of raising additional capital for the Company.  As part of this effort, the Company issued the following common stock and warrants:

During the fiscal year ended March 31, 2006, the Company issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400.

In September 2005, the Company issued to another private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of March 31, 2007.

In April 2006, the Company issued an aggregate of 200,000 shares of common stock to a private investor for proceeds of $14,000.

In July 2006, the Company issued an aggregate of 114,286 shares of common stock to two private investors for proceeds of $8,000.

In September 2006, the Company issued an aggregate of 285,714 shares of common stock to two private investors for proceeds of $20,000, less $350 in offering costs.

In October 2006, the Company issued an aggregate of 152,497 shares of common stock to two private investors for proceeds of $10,675, less $350 in offering costs, and 150,000 shares of common stock to two companies for services valued at an aggregate of $10,500.

In November 2006, the Company issued an aggregate of 65,000 shares of common stock to a private investor for proceeds of $4,550, less $350 in offering costs, and 100,000 shares of common stock to two individuals to repay the principal on loans totaling $7,000.

In February 2007, the Company issued an aggregate of 700,000 shares of common stock to two private investors for proceeds of $70,000, less $1429 in offering costs.  In addition, the Company issued a warrant to one of the private investors to purchase 250,000 shares of common stock at an exercise price of $0.10 per share and a warrant to the other private investor to purchase 100,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of March 31, 2007.

In March 2007, the Company issued an aggregate of 1,500,000 shares of common stock to a private investors for proceeds of $75,000, less $823 in offering costs.

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

Cash – The Company places its cash with high quality institutions.  Accounts at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation.  As of March 31, 2007, the Company has no uninsured cash balance.

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

Research and development – The Company expects to make substantial investments in research and development in order to develop and market our technology. Research and development costs consist primarily of consulting fees related to research and development activities and laboratory supplies. The Company expenses research and development costs as incurred. Property, plant and equipment for research and development that have an alternative future use are capitalized and the related depreciation is expensed as research and development costs. Property, plant and equipment for research and development that have no alternative future uses in other research and development projects or otherwise are research and development costs at the time the costs are incurred. The costs of intangibles that are purchased from others for use in research and development activities and that have alternative future uses in research and development projects or otherwise are capitalized and amortized as intangible assets.  The amortization of those intangible assets used in research and development activities is a research and development cost. Costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses in other research and development projects or otherwise are research and development costs at the time the costs are incurred. The Company expects our research and development expense to increase as we continue to invest in the development of our technology.

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

Stock-based compensation – On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards.  The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

New accounting pronouncements – In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 utilizes a two-step approach for evaluating tax positions.  Step one, Recognition, occurs when a company concludes that a tax position is more likely than not to be sustained upon examination,  Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement.  FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to the beginning balance of retained earnings and therefore are effective for the Company in the first quarter of fiscal 2008.  The Company is currently in the process of evaluating the effects of adopting FIN 48 and the impact of adoption on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of SFAS 157 will change current practice.  The provisions of SFAS 157 are effective as of the beginning of the Company’s 2009 fiscal year.  The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permitsentities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating SFAS 159 to determine its impact on its consolidated financial position, results of operations or cash flows.

2.

FIXED ASSETS

A summary of fixed assets as of March 31, 2007 are as follows:

Office equipment	$ 16,215
Office furniture	5,927
22,142
Less: accumulated depreciation	(8,796)

Fixed assets, net	$ 13,346

3.

INTANGIBLE ASSETS

A summary of intangible assets as of March 31, 2007 is as follows:

Patent	$ 593,857
Less: accumulated amortization	(59,321)

Intangible assets, net	$ 534,536

The patent value of $593,857 consists of the present value of minimum annual royalty payments (See Note 4) totaling $583,857 and 2,000,000 shares of the Company’s common stock of $0.001 par value totaling $10,000.

4.

PRESENT VALUE OF MINIMUM ROYALTY PAYMENTS, NET

The Company has entered into a Technology and Patent Assignment Agreement (“Agreement”) granting the Company proprietary rights in consideration for royalties equal to 5% of the net sales of the product.  The combined royalty amounts in any single calendar year must be at least equal to the amount shown in the schedule below, or else the 5% royalty shall not be paid, and instead the amount shown in the schedule below shall be paid. Future minimum annual royalty payments under the Agreement are as follows as of March 31, 2007:

March 31, 2006	$ 10,000
2007	15,000
2008	20,000
2009	45,000
2010	75,000
Thereafter	$ 1,500,000
$ 1,665,000

As of March 31, 2007, the Company had not made the $10,000 payment due for 2006 nor the $15,000 payment due for 2007.  The recipient of this payment has agreed to defer payment until such time as the Company has sufficient funds.

The Company recorded the present value of the above royalty payments totaling $583,857 (assuming a 10% per annum imputed interest rate) as part of the value of the intangible asset.  As of March 31, 2006 the present value of minimum royalty payments, net is as follows:

Present value of minimum royalty payments	$ 583,857
Plus: Accrued interest on minimum royalty payments	124,320
Less; Minimum royalty payments due within 12 months	(45,000)
Present value of minimum royalty payments, net	$ 663,177

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

During April 2006, the Company issued an aggregate of 200,000 shares of common stock to a private investor for proceeds of $14,000.

During July 2006, the Company issued an aggregate of 114,286 shares of common stock to two private investors for proceeds of $8,000.

During September 2006, the Company issued an aggregate of 285,714 shares of common stock to two private investors for proceeds of $20,000, less $350 in offering costs.

During October 2006, the Company issued an aggregate of 152,497 shares of common stock to two private investors for proceeds of $10,675, less $350 in offering costs, and 150,000 shares of common stock to two companies for services valued at an aggregate of $10,500.

During November 2006, the Company issued an aggregate of 65,000 shares of common stock to a private investor for proceeds of $4,550, less $350 in offering costs, and 100,000 shares of common stock to two individuals to repay the principal on loans totaling $7,000.

During February 2007, the Company issued an aggregate of 700,000 shares of common stock to two private investors for proceeds of $70,000, less $1429 in offering costs.  In addition, the Company issued a warrant to one of the private investors to purchase 250,000 shares of common stock at an exercise price of $0.10 per share and a warrant to the other private investor to purchase 100,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of March 31, 2007.

During March 2007, the Company issued an aggregate of 1,500,000 shares of common stock to a private investor for proceeds of $75,000, less $823 in offering costs.

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

Royalties – The Company has entered into a Technology and Patent Assignment Agreement (“Agreement”) granting the Company proprietary rights in consideration for royalties equal to 5% of the net sales of the product.  The combined royalty amounts in any single calendar year must be at least equal to the amount shown in the schedule below, or else the 5% royalty shall not be paid, and instead the amount shown in the schedule below shall be paid.  Minimum annual royalty payments under the Agreement are as follows as of March 31, 2007:

March 31, 2006	$ 10,000
2007	15,000
2008	20,000
2009	45,000
2010	75,000
Thereafter	$ 1,500,000
$ 1,665,000

As of March 31, 2007, the Company had not made the $10,000 payment due for 2006 nor the $15,000 payment due for 2007.  The recipient of this payment has agreed to defer payment until such time as the Company has sufficient funds.

Leased facility – The Company operates from a leased facility under an operating lease,  The Company is currently in the second year of a two year lease.  The first year, the lease called for monthly payments of $3,168.  In the second year, the lease calls for a rent of $3,295 per month.  The lease term expires December 31, 2007.  As of March 31, 2007, total rent expense for the leased facility approximated $47,900. Future minimum rental payments required under the operating sub-lease for the office facility as of March 31, 2007, are $29,652.

Joint Development Agreement – On March 27, 2007, the Company signed a joint development agreement (the “Agreement”) with SolRayo, LLC, a Wisconsin LLC based in Madison, Wisconsin (“SolRayo”).  Pursuant to the Agreement, Enable will evaluate a new-nanoparticle-based ultracapacitor technology currently in development by SolRayo.

The Agreement provides that Enable will provide $20,000 in in-kind support and $100,000 in direct funding to SolRayo for the evaluation, while SolRayo will provide $50,000 in in-kind support.  One-half of Enable IPC’s funding will consist of cash, while the balance will consist of shares of Enable IPC’s common stock.  All in-kind support and funding is dependent upon the achievement of certain milestones set forth in the Agreement.

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

For the period ended March 31, 2007, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At March 31, 2007, the Company had approximately $1,198,573 of accumulated federal and state net operating losses.  The net operating loss carryforwards, if not utilized, will begin to expire in 2026.

The components of the Company’s deferred tax asset are as follows:

	Year Ended March 31, 2007	Year Ended March 31, 2006	March 17, 2005 (Inception) through March 31, 2005
Deferred tax assets:
Net operating loss carryforwards	$ 219,983	$ 180,592	$ 6,981
Total deferred tax assets	219,983	180,592	6,981

Deferred tax liabilities:
Depreciation	--	--	--

Net deferred tax assets before valuation allowance	219,983	180,592	6,981
Less: Valuation allowance	(219,983)	(180,592)	(6,981)
Net deferred tax assets	$ --	$ --	$ --

For financial reporting, the Company has incurred a loss since inception to March 31, 2007.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2007.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year Ended March 31, 2007	Year Ended March 31, 2006	March 17, 2005 (Inception) through March 31, 2005

Change in valuation allowance on deferred tax assets	$ 39,391	$ 173,611	$ 6,981
Total deferred tax assets	(39,391)	(173,611)	(6,981)
Total income tax benefit	$ --	$ --	$ --

8.

RELATED PARTY TRANSACTIONS

At March 31, 2007, the Company owed $249,314 to related parties.  Of this amount, $217,955 was owed to three shareholders for consulting services rendered to the Company.  In addition, there were two loans payable to a shareholder totaling $10,000 plus $1,088 in accrued interest.   The loans (both in the amount of $5,000 each) were at 10% interest per annum, unsecured and payable on demand.  In addition, the company owed a total of $20,271 to Board members for services rendered.  In November 2006, the company re-paid $7,000 to two shareholders for short term loans (see Note 5).

9.

OTHER

Employment Contract – During March 2005, the Company entered into an Executive Employment Agreement (the “Employment Agreement”) with its President and Chief Executive Officer.  The initial term of the Employment Agreement commenced in March 15, 2005 and ended on March 31, 2006.  The Employment Agreement was extended on March 31, 2006 for one additional year, and expired on March 31, 2007.  Pursuant to the Employment Agreement, the Chief Executive Officer is owed an annual base salary of $150,000 for his service during the term of the Employment Agreement.  This amount is payable in any combination of cash, common stock or options to purchase common stock as agreed to by Employee and Company.  Additionally, the Chief Executive Officer will receive annual compensation of no less than 250,000 options to purchase the Company’s common stock, payable in equal increments on a quarterly basis and fully vested. If the Company's stockholders do not approve a stock option plan, no options will be granted and the Company will be under no additional payment obligations.  There is currently no employment agreement in force at the Company, although the Chief Executive Officer has verbally agreed to continue his service under the same terms as the expired Employment Agreement.

10.

SUBSEQUENT EVENTS

During April 2007, the Company issued an aggregate of 106,153 shares of common stock to two companies for services valued at an aggregate of $13,760.

On April 19, 2007, the Company announced that Philip M. Verges will join the Enable IPC board of directors effective April 30, 2007.  Mr. Verges became the CEO of NewMarket Technology in 2002 after selling a technology company he founded in 1997 to NewMarket. Since 2002, Mr. Verges has led the construction of a unique business model to continuously introduce new technologies to market. NewMarket has grown from approximately $1 million in revenue in 2002 to $77.6 million in revenue in 2006 with $4 million in net income. NewMarket has been recognized for the past three years in the Deloitte Technology Fast 500, placing 3rd on the list in the United States in 2006. Mr. Verges started his technology career as a computer programmer at EDS in 1992. He is a graduate of the United States Military Academy at West Point, NY and served in the United States Army for five years before starting his technology career.

During May 2007, the Company issued an aggregate of 2,500,000 shares of common stock to a private investor for proceeds of $75,000.

On May 3, 2007, the Company announced that the Company entered into an Option Agreement (the “Agreement”) relating to a nanoparticle-based ultracapacitor technology (the “Technology”) with the Wisconsin Alumni Research Foundation (“WARF”), the licensing arm of the University of Wisconsin.   The Option Agreement has a term of six months, commencing April 20, 2007 (the “Option Period”).  During the Option Period, the Company has a non-exclusive license to use the Technology for internal evaluation purposes.  The Company also has an option during the Option Period to negotiate an exclusive license to the Technology in the consumer application field (with the exception of power tools, for which a co-exclusive license may be granted) throughout the United States.

On May 17, 2007, the Company announced that Cathryn S. Gawne will join the Enable IPC Board of Directors effective May 21, 2007.  Ms. Gawne has practiced corporate and securities law for 25 years and has been affiliated with Silicon Valley Law Group since 1999. She has represented several public and private companies, including her service as corporate counsel for Enable IPC since its inception.  Her practice emphasizes securities and corporate law for emerging growth companies across a broad range of industries, including wireless and portable information technologies, telecommunications and software, as well as "brick and mortar" industries such as automotive, mining and retail. She advises companies on initial and follow-on public offerings, mergers, acquisition, leveraged buyouts, joint ventures and commercial transactions. She counsels public and private companies on corporate governance and disclosure issues and counsels clients who are starting or franchising new businesses with respect to general corporate matters and protection of their intellectual property. Ms. Gawne also represents several nonprofit corporations and counsels them on corporate structure and governance. In addition to her law practice, she serves on two advisory boards, is a Board member of two non-profit organizations and one for-profit company. Ms. Gawne received a BA from Stanford University and her JD from the UCLA School of Law, where she was a Comment Editor on the UCLA Law Review.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANT AND ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

Based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, our Chief Executive Officer and Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to our management, i.e., our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information regarding our directors, executive officers and certain key employees as of May 31, 2007:

NAME

AGE

POSITION

----------------------------------------------------------------------------------------------

David A. Walker

49

Chief Executive Officer and a Director

Mark A. Daugherty, Ph.D.

50

Chief Technical Officer and a Director

Anna Rhee

40

Chief Financial Officer

Daniel Teran, CPA

54

Director

Jin Suk Kim

36

Director

Timothy Lambirth, Esq.

54

Director

Sung Choi, Ph.D.

44

Technical Advisor

Philip Verges

42

Director

Cathryn S. Gawne, Esq.

49

Director

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

David A. Walker has served as our Chief Executive Officer since our inception in March 2005.  Mr. Walker has over 20 years’ experience in business management, primarily with high-tech startups.  From 2000 to 2005, Mr. Walker served as an independent consultant to several companies including Optronic Solutions Technology, Nano Solutions, Inc., Durham Marketing and DCH Technology, Inc.  In 1994, Mr. Walker co-founded DCH Technology, Inc., a publicly traded high-tech energy and safety equipment company located in Valencia, California.  He served for six years alternatively as the President and Vice President of Operations of DCH until his retirement in 2000.  During his tenure at DCH, Mr. Walker negotiated license and joint venture agreements and oversaw the listing of the company on the American Stock Exchange after completing approximately $10 million in private placements.  He has served on the Boards of Directors of four privately held for-profit companies and one nonprofit company, and currently serves on advisory boards at the UCLA School of Public Health and California Baptist University.  Mr. Walker holds a master’s degree in Human Resources Management (Organizational Development) from Chapman University and a Bachelor’s Degree in Business Administration from California Baptist University.

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

Anna Rhee joined Enable IPC as Chief Financial Officer in June 2006.  In addition to her duties at Enable IPC, she is a financial consultant for Countrywide Wholesale Lending, where she has been preparing financial models and conducting compliance monitoring since 2004.  From 1998 through 2004 she served as Controller for DCH Technology, Inc. and its spin-off, H2Scan, LLC.  Between 1991 and 1998, she was Controller for CBOL Corporation.  Ms. Rhee is a licensed Certified Management Accountant and holds a MS degree in Mechanical Engineering from the California Institute of Technology and a BS in Bioengineering from the University of California - Berkeley.  She is also a graduate of the UCLA Management Accountant Program

Daniel Teran, CPA has served as a member of our Board of Directors since our inception in March 2005.  He is a Certified Public Accountant licensed in the State of California and has had his own practice in the City of Los Alamitos in Orange County since July 1989.  Mr. Teran offers services in accounting, systems setup and design and taxation.  He also provides tax planning and tax return preparation for individuals and businesses, and represents clients in audits with the Internal Revenue Service and the California Franchise Tax Board.  Prior to July 1989, Mr. Teran served as Chief Financial Officer for the Stephen Hopkins Development Company, a shopping center developer, and as Controller for NRC Construction Company.  He also served as an auditor for Seidman and Seidman, a large national public accounting firm.  He is an active member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants, and has served on various committees within these professional organizations.

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

Timothy Lambirth, Esq. has served as a member of our Board of Directors since our inception in March 2005.  Since 2004, he has operated his own legal / mediation practice,  LambirthMediation.com.  Between 1982 and 2004, he served as the managing partner of Ivanjack & Lambirth, LLP, a  15 attorney Los Angeles-based banking law firm.  Mr. Lambirth has expertise in business, real estate and complex commercial litigation and has counseled Fortune 500 companies with regard to litigation, transactional and real estate matters for over 28 years.  He has worked with companies, both large and small, in addressing numerous financial and business-related issues.  He has published numerous articles and is the author of a bi-monthly column entitled Big Money, which is published by the State Bar of California’s Big News for Smaller Firms magazine.  He has extensive jury and bench trial experience, and is certified as a Civil Trial Advocate by the National Board of Trial Advocacy.  Tim was named as a "Super Lawyer"  in 2005, 2006 and 2007 in the banking and finance category by Law & Politics and Los Angeles magazines. He sits on the Whittier College Board of Trustees and several other non-profit boards.

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

Philip Verges has served as a member of our Board of Directors since April 2007.  He became the CEO of NewMarket Technology in 2002 after selling a technology company he founded in 1997 to NewMarket.  Since 2002, Mr. Verges has led the construction of a unique business model to continuously introduce new technologies to market.  NewMarket has grown from approximately $1 million in revenue in 2002 to $77.6 million in revenue in 2006 with $4 million in net income.  NewMarket has been recognized for the past three years in the Deloitte Technology Fast 500, placing 3rd on the list in the United States in 2006.  Mr. Verges started his technology career as a computer programmer at EDS in 1992.  He is a graduate of the United States Military Academy at West Point, NY and served in the United States Army for five years before starting his technology career.

Cathryn S. Gawne, Esq. has served as a member of our Board of Directors since May 2007.  She has practiced corporate and securities law for 25 years and has been affiliated with Silicon Valley Law Group since 1999. She has represented several public and private companies, including her service as corporate counsel for Enable IPC since its inception.  Her practice emphasizes securities and corporate law for emerging growth companies across a broad range of industries, including wireless and portable information technologies, telecommunications and software, as well as "brick and mortar" industries such as automotive, mining and retail. She advises companies on initial and follow-on public offerings, mergers, acquisition, leveraged buyouts, joint ventures and commercial transactions. She counsels public and private companies on corporate governance and disclosure issues and counsels clients who are starting or franchising new businesses with respect to general corporate matters and protection of their intellectual property. Ms. Gawne also represents several nonprofit corporations and counsels them on corporate structure and governance. In addition to her law practice, she serves on two advisory boards, is a Board member of two non-profit organizations and one for-profit company. Ms. Gawne received a BA from Stanford University and her JD from the UCLA School of Law, where she was a Comment Editor on the UCLA Law Review.

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

ITEM 10.

EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated by reference to our Proxy Statement under the section entitled “Executive Compensation”.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item 11 is incorporated by reference to our Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 12 is incorporated by reference to our Proxy Statement under the section entitled “Certain Relationships and Related Transactions”.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) (1)  Our audited financial statements are included in this Annual Report on Form 10-KSB.

(a) (2)  The following exhibits are being filed herewith.

Exhibit No.	Description	Location
3(i)	Articles of Incorporation	Incorporated by reference as Exhibit 3.1 to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
3(ii)	By-laws	Incorporated by reference as Exhibit 3.2 to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
4	Instruments defining the rights of security holders, incl. Indentures	Incorporated by reference as Exhibits to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
4.1	Form of Subscription Agreement	Incorporated by reference as Exhibit 4.1 to the Registrant’s Form SB-2 Registration Statement, filed with amendment to SB-2 on September 30, 2005.
9	Voting trust agreement and amendments	None.
10	Material Contracts	Incorporated by reference as Exhibits to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
10.1	Technology and Patent Assignment dated March 17, 2005, by and between the Company and Dr. Sung H. Choi	Incorporated by reference as Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
10.2	Sublease Agreement, effective March 15, 2005, by and between the Company and Rastiff Business Ventures, Inc.	Incorporated by reference as Exhibit 10.2 to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
10.3	Standard Industrial/Commercial Multi-Tenant Lease-Gross, dated December 10, 2004, by and between Rastiff Business Ventures, Inc. and Paragon Business Center	Incorporated by reference as Exhibit 10.3 to the Registrant’s Form SB-2 Registration Statement, filed with amendment to SB-2 on September 30, 2005.
10.4	Employment Agreement, dated March 15, 2005, by and between the Company and David A. Walker	Incorporated by reference as Exhibit 10.4 to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
10.5	Consulting Agreement, dated March 15, 2005, by and between the Company and Mark A. Daugherty	Incorporated by reference as Exhibit 10.5 to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
10.6	Consulting Agreement, dated March 15, 2005, by and between the Company and Dr. Sung N. Choi	Incorporated by reference as Exhibit 10.6 to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
14	Code of ethics	Incorporated by reference as Exhibits to the Registrant’s Form SB-2 Registration Statement, filed on June 3, 2005.
31.1	Rule 13a-14(a)/15d-14a(a) Certifications Chief Executive Officer	Filed herewithin
31.2	Rule 13a-14(a)/15d-14a(a) Certifications Chief Financial Officer	Filed herewithin
32.1	Section 1350 Certifications Chief Executive Officer	Filed herewithin
32.2	Section 1350 Certifications Chief Financial Officer	Filed herewithin

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The  following  table  shows  the  aggregate  fees billed to us for professional services  by  L.L. Bradford & Company, LLC, our independent auditors, for the years ended March 31, 2007 and 2006:

2007

  2006

         ----------            ------------

 Audit Fees

$ 20,800

$14,275

 Audit-Related Fees

$    -0-

$    -0-

 Tax Fees

$    -0-

$    -0-

 All Other Fees

$    -0-

$   -0-

----------

----------

      TOTAL

$ 20,800

$ 14,275

       ==========         ==========

Audit Fees.  This category includes the aggregate fee billed for professional services rendered for the audits of our consolidated financial statements for the years ended December 31, 2006 and 2005, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during 2006 and 2005, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

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

In the past, our Board of Directors has reviewed and approved the fees to be paid to the auditors.  Such fees have been based upon the complexity of the matters in question and the time incurred by the auditors.  We believe that the fees negotiated in the past with the auditors were reasonable in  the circumstances and would be comparable to fees charged by other auditors providing  similar  services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 15, 2007.

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

Date

/s/ David A. Walker

----------------

David A. Walker

Chief Executive Officer

June 15, 2007

and Director

/s/ Anna Rhee

-----------------

Anna Rhee

Chief Financial Officer

June 15, 2007

/s/ Dr. Mark A. Daugherty

----------------

Dr. Mark A. Daugherty

Chief Technical Officer and

June 15, 2007

Director

/s/ Daniel Teran, CPA

-----------------

Daniel Teran, CPA

Director

June 15, 2007

-------------------

Jin Suk Kim

Director

June 15, 2007

/s/ Timothy Lambirth, Esq.

-------------------

Timothy Lambirth, Esq.

Director

June 15, 2007

-------------------

Philip Verges

Director

June 15, 2007

/s/ Cathryn S. Gawne

-------------------

Cathryn S. Gawne

Director

June 15, 2007