Form 10QSB
period 2007-06-30
ENABLE IPC CORP
filed 2007-08-14
CIK 1326068

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-51590.

ENABLE IPC CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3718471 (I.R.S. Employer Identification Number)

25520 Avenue Stanford, Suite 311

Valencia, California 91355

(Address of principal executive offices)

661-775-9273

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act) Yes ☐   No ☑

At June 30, 2007 the registrant had outstanding 20,028,650 shares of common stock with a par value of $0.001 per share.

Transitional Small Business disclosure format:   Yes ☐   No ☑

ENABLE IPC CORPORATION

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Condensed Balance Sheet
as of June 30, 2007 (Unaudited)

3

Condensed Statements of Operations (Unaudited)
for the three months ended June 30, 2007 and June 30, 2006,
and the period from March 17, 2005 (Inception) through June 30, 2007

4

Condensed Statement of Stockholders' Deficit (Unaudited)
for the period from March 17, 2005 (Inception) through June 30, 2007

5

Statements of Cash Flows (Unaudited)
for the three months ended June 30, 2007 and June 30, 2006,
and the period from March 17, 2005 (Inception) through June 30, 2007

6

Notes to Condensed Financial Statements (Unaudited)

8

Item 2.

Management's Discussion and Analysis or Plan of Operation

10

Item 3.

Controls and Procedures

13

PART II – OTHER INFORMATION

13

Item 1.

Legal Proceedings

13

Item 1A.

Risk Factors

13

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.

Defaults Upon Senior Securities

20

Item 4.

Submission of Matters to a Vote of Security Holders

20

Item 5.

Other Information

22

Item 6.

Exhibits

22

SIGNATURES

22

PART 1 -- FINANCIAL INFORMATION

ITEM 1.   Financial Statements

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
JUNE 30, 2007

ASSETS

	June 30, 2007	March 31, 2007
	(Unaudited)
Current assets
Cash	$ 10,970	$ 21,913
Prepaid expenses due within 12 months	23,155	19,184
Other receivable	120	240
Total current assets	34,245	41,337

Fixed assets, net	12,363	13,346

Intangible assets, net	527,113	534,536

Total assets	$ 573,721	$ 589,219

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 45,998	$ 84,685
Accrued expenses and other current liabilities	231,553	216,553
Due to stockholders	305,376	249,314
Minimum royalty payments due within 12 months	45,000	45,000
Total current liabilities	627,927	595,552

Long-term liabilities
Present value of minimum royalty payments	680,256	663,177

Total liabilities	1,308,183	1,258,729

Commitments and contingencies

Stockholders' deficit
Preferred stock; no par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 50,000,000 shares
authorized, 20,028,650 shares issued and outstanding	20,029	14,922
Additional paid-in capital	646,414	514,141
Accumulated deficit	(1,400,905)	(1,198,573)
Total stockholders' deficit	(734,462)	(669,510)

Total liabilities and stockholders' deficit	$ 573,721	$ 589,219

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			March 17, 2005
	Three months ended June 30,		(Inception) through
	2007	2006	June 30, 2007

Revenues	$ -	$ -	$ -

Operating expenses
General and administrative expenses
Legal and professional fees	23,943	7,786	181,580
Wages and salaries	37,500	37,500	344,908
Research and development	67,038	41,160	350,824
Other general and administrative	56,366	30,384	378,896
Total general and administrative expenses	184,847	116,830	1,256,208

Loss from operations	(184,847)	(116,830)	(1,256,208)

Interest expense	(17,485)	(15,868)	(143,194)

Loss before provision for income taxes	(202,332)	(132,698)	(1,399,402)

Provision for income taxes	-	-	(1,503)

Net loss	$ (202,332)	$ (132,698)	$ (1,400,905)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.12)

Basic and diluted weighted average
common shares outstanding	16,561,279	11,835,220	11,598,360

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance at March 17, 2005 (Date of inception)	-	$ -	$ -	$ -	$ -

Common stock issued for cash	2,546,216	2,546	10,185	-	12,731

Common stock issued for office supplies	521,584	522	2,086	-	2,608

Common stock issued for patent assignment related to Technology and Patent Agreement	2,000,000	2,000	8,000	-	10,000

Common stock issued for fixed assets	2,780,200	2,780	11,121	-	13,901

Common stock issued for services	1,000,000	1,000	4,000	-	5,000

Net loss	-	-	-	(20,533)	(20,533)

Balance at March 31, 2005	8,848,000	8,848	35,392	(20,533)	23,707

Common stock issued for cash	2,807,000	2,807	265,593	-	268,400

Net loss	-	-	-	(531,152)	(531,152)

Balance at March 31, 2006	11,655,000	11,655	300,985	(551,685)	(239,045)

Common stock issued for cash	3,017,497	3,017	195,906	-	198,923

Common stock issued for services	150,000	150	10,350	-	10,500

Common stock issued in satisfaction of obligations due to stockholders	100,000	100	6,900	-	7,000

Net loss	-	-	-	(646,888)	(646,888)

Balance at March 31, 2007	14,922,497	14,922	514,141	(1,198,573)	(669,510)

Common stock issued for cash	5,000,000	5,000	119,100	-	124,100

Common stock issued for services	106,153	107	13,173	-	13,280

Net loss	-	-	-	(202,332)	(202,332)

Balance at June 30, 2007	20,028,650	$ 20,029	$ 646,414	$ (1,400,905)	$ (734,462)

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Three Months ended June 30, 2007	Three Months ended June 30, 2006	March 17, 2005 (Inception) through June 30, 2007

Cash flows from operating activities:
Net loss	$ (202,332)	$ (132,698)	$ (1,400,905)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	8,406	8,276	76,523
Stock based compensation	13,280	-	28,781
Stock based compensation related to office supplies	-	-	2,608
Interest accrued on present value of minimum royalty payments	17,079	15,868	141,399
Changes in operating assets and liabilities:
Prepaid expenses	(3,972)	(197)	(23,156)
Other receivable	120	-	(120)
Accounts payable	(38,686)	3,163	59,930
Accrued liabilities	15,000	40,547	334,990
Net cash used by operating activities	(191,105)	(65,041)	(779,950)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(8,241)
Net cash used by investing activities	-	-	(8,241)

Cash flows from financing activities:
Issuance of common stock for cash	124,100	14,000	604,154
Change in due to stockholders	56,062	51,293	140,253
Net cash provided by financing activities	180,162	65,293	744,407

Net change in cash	(10,943)	252	10,970

Beginning balance, April 1	21,913	1,374	-

Ending balance, June 30	$ 10,970	$ 1,626	$ 10,970

(Continued)

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Continued)

	Three Months ended June 30, 2007	Three Months ended June 30, 2006	March 17, 2005 (Inception) through June 30, 2007

Schedule of non-cash investing and financing activities:
Issuance of 2,780,200 shares for fixed assets	$ -	$ -	$ 13,901

Purchase of intangible asset
Issuance of 2,000,000 shares related to technology
and patent assignment	$ -	$ -	$ 10,000
Present value of minimum royalty payments related to
technology and patent assignment	-	-	583,857

	$ -	$ -	$ 593,857

Issuance of common stock in satisfaction of obligations due to stockholders	$ -	$ 7,000	$ 7,000

Supplemental disclosure for
Cash paid for
Interest	$ 406	$ -	$ 677
Income taxes	$ -	$ -	$ 1,503

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.

Basis of Presentation

Enable IPC Corporation (the “Company”) is a development stage company incorporated on March 17, 2005 under the laws of the state of Delaware. Enable IPC is engaged in the development of new power technologies that combine thin films and nanotechnology. Enable IPC (Intellectual Property Commercialization) will use these breakthroughs to manufacture microbatteries on microscopically thin film (which are expected to be smaller, cheaper, last longer, and more environmentally friendly than today's standard batteries) and ultracapacitors on standard carbon sheets impregnated with nanoparticles.

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007, on file with the Securities and Exchange Commission.

The interim financial statements present the condensed balance sheet, statements of operations, stockholders’ deficit and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Note 2.

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

Note 3.

Related-Party Transactions

At June 30, 2007, the Company owed $305,376 to related parties. Of this amount, $261,461 was owed to three stockholders for consulting services rendered to the Company. In addition, there were three loans payable to stockholders totaling $15,005. The first two loans were at 10% interest per annum in the amount of $5,000 each, unsecured and payable on demand, plus $1,338 in interest. The third was a no-interest loan in the amount of $5,005, unsecured and payable on demand. In addition, the Company owed a total of $27,572 to Board members for services rendered.

Note 4.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $1,400,905 for the period from March 17, 2005 (Date of Inception) through June 30, 2007. The Company’s management is in the process of raising additional capital for the Company. As part of this effort, during the fiscal year ending March 31, 2006, the Company issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400. Also in September 2005, the Company issued to another private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of June 30, 2007. During the year ended March 31, 2007, the Company issued an aggregate of 3,017,497 shares of common stock for cash proceeds of $202,225 (less offering costs of $3,302), 150,000 shares of common stock in payment for services valued at $10,500 and 100,000 shares of common stock to repay loans valued at an aggregate of $7,000. In February 2007, we issued to two private investors warrants to purchase an aggregate of 350,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of June 30, 2007. In April 2007, the Company issued an aggregate of 106,153 shares of common stock to two companies for services valued at $13,280. In May 2007, the Company issued an aggregate of 2,500,000 shares of common stock to a private investor for proceeds of $75,000, less $350 in offering costs. In June 2007, the Company issued 2,500,000 shares of common stock to a private investor for proceeds of $50,000, less $550 in offering costs.

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

Note 5.

Present Value of Minimum Royalty Payments, Net

The Company has entered into a Technology and Patent Assignment Agreement (“Agreement”) granting the Company proprietary rights in consideration for royalties equal to 5% of the net sales of the product. The combined royalty amounts in any single calendar year must be at least equal to the amount shown in the schedule below, or else the 5% royalty shall not be paid, and instead the amount shown in the schedule below shall be paid. Future minimum annual royalty payments under the Agreement are as follows as of June 30, 2007:

2006

$

10,000

2007

15,000

2008

20,000

2009

45,000

2010

75,000

Thereafter ($100,000 per year)

1,500,000

$

1,665,000

=======

As of June 30, 2007, the Company had made neither the $10,000 payment for 2006 nor the $15,000 payment for 2007. The recipient of these payments has agreed to defer such payments until the Company has sufficient funds.

The Company recorded the present value of the above royalty payments totaling $583,857 (assuming a 10% discount rate) as part of the value of the intangible asset. As of June 30, 2007, the present value of minimum royalty payments, net is as follows:

Present value of minimum royalty payments

$

583,857

Plus:  Accrued interest on minimum royalty payments

114,399

Less:  Minimum royalty payments due within 12 months

(45,000)

Present value of minimum royalty payments, net

$

680,256

=======

Note 6.

Common Stock

In April 2007, the Company issued an aggregate of 106,153 shares of common stock to two companies for services valued at $13,280. In May 2007, the Company issued an aggregate of 2,500,000 shares of common stock to a private investor for proceeds of $75,000, less $350 in offering costs. In June 2007, the Company issued 2,500,000 shares of common stock to a private investor for proceeds of $50,000, less $550 in offering costs.

Note 7.

Other

In April 2007, Phillip M. Verges joined the Company’s Board of Directors. Mr. Verges is CEO of NewMarket Technology, Inc., a systems integration company located in Dallas, TX.

In May 2007, Cathryn S. Gawne joined the Company’s Board of Directors. Ms. Gawne is an attorney and in June 2007 joined the law firm of Hopkins & Carley in San Jose, California. Between 1999 and June 2007, she was with Silicon Valley Law Group in San Jose, California.

ITEM 2.  Management’s Discussion and Analysis or Plan of Operation

This quarterly report contains forward-looking statements including statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes" or similar language. These forward-looking statements involve risks, uncertainties and other factors. All forward-looking statements included in this quarterly report are based on information available to us on the date hereof and speak only as of the date hereof. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. The factors discussed below under "Risk Factors" and elsewhere in this quarterly report are among those factors that in some cases have affected our results and could cause the actual results to differ materially from those projected in the forward-looking statements.

In this quarterly report, the "Company," "we," "us" and "our" refer to Enable IPC Corporation, a Delaware corporation.

Overview

This discussion is intended to supplement, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.

We were incorporated in March 2005 to develop and commercialize rechargeable batteries for use in low power applications. Our initial product will be a thin film lithium battery. A patent application covering this technology was assigned to us in March 2005 by Dr. Sung H. Choi, our Technical Advisor and a principal stockholder. This initial product is in the very earliest stage of development.

In addition, we are working with SolRayo, LLC and the University of Wisconsin to develop, license and eventually commercialize and sell an ultracapacitor technology. We believe this technology will allow us to make ultracapacitors which will compliment our microbattery as well as meet performance specifications for existing consumer, and possibly industrial and transportation products.

To date, we have commenced limited business operations and have realized no income. We have funded our operations through private placements of equity and loans and contributions from our founders. We have incurred a net loss from operations from inception through June 30, 2007, of $1,400,905.

Results of Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Revenues.   We did not generate any revenue in the three months ended June 30, 2007, as our focus since inception has been on raising funds to commence the research and development of our technology. We also generated no revenue during the three-month period ending June 30, 2006. We are a development stage company in our second year of research and development activities, and do not anticipate receiving revenue until we complete product development. There can be no assurance that we will ever receive revenues or reach profitability.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2007 were $184,559, higher than general and administrative expenses during the same period in 2006, totaling $116,830. These expenses for the three months ended June 30, 2007 included $37,500 in wages and salaries to our sole employee, which equaled the wage expenses for the three months ended June 30, 2006. In the three months ended June 30, 2007, we incurred $23,943 in legal and accounting expenses, consisting of $5,000 in auditor fees, $9,419 in investor relations activities and $9,524 in legal fees. This total was over three times the legal and accounting expenses of $7,786 for the three-month period ended June 30, 2006, reflecting the increased costs associated with being a public company. We had $67,038 in research and development expenses for the three months ended June 30, 2007, an increase from $41,160 for the three months ended June 30, 2006, due to increased research and development activity relating primarily to our new ultracapacitor technology. We incurred $56,366 in other expenses during the three months ended June 30, 2007, an increase from the $30,384 in other expenses we incurred for the three months ended June 30, 2006. These 2007 expenses consisted of $8,406 in depreciation and amortization, a slight increase from the $8,276 for the same period in 2006; $4,000 in Board member services, an expense we did not incur during the same period in 2006; $2,427 in insurance, an increase from $353 for the same period in 2006, due to the addition of our director’s and officer’s liability insurance policy; $5,000 for the ultracapacitor license option agreement fee, an expense we did not incur during the same period in 2006; $8,986 for web and brochure design and printing, an expense we did not incur during the same period in 2006; $6,575 for consulting expenses, an increase from $1,500 for the same period in 2006, due to an increase in consultants’ activities; $9,524 in rent, a slight increase from $8,779 for the same period in 2006; $8,271 in travel, conferences and related activities, an increase from $5,244 for the same period in 2006, due to an increase in conference participation during the quarter and travel related to research and development on the ultracapacitor technology; and $3,177 in other expenses, a decrease from $6,232 during the same period in 2006. We anticipate that as we ramp up our operations (including incurring the obligations of a public company), our general and administrative expenses will increase significantly.

Sales and Marketing Expenses.  We did not incur sales and marketing expenses for the three months ended June 30, 2007, but intend to develop our sales and marketing efforts at a measured pace until our products are ready for introduction into the market. We also incurred no sales and marketing expenses for the three months ended June 30, 2006.

Net Loss.  As a result of the foregoing factors, our net loss was $202,332, or $0.01 per share, for the three months ended June 30, 2007. This loss is greater than the net loss of $132,698, or $0.01 per share, for the three months ended June 30, 2006.

Liquidity and Capital Resources

From our date of inception (March 17, 2005), we have obtained the majority of our cash resources from private placements of equity and loans and contributions from our founders. Our operating plan for the years ending March 31, 2008 and 2009 is focused on development of our products. We currently anticipate that cash of $2,500,000 is required to support this plan. At June 30, 2007, we had only $10,970 in cash, and had a burn rate of approximately $63,702 per month. We are in the process of raising additional capital. As part of this effort, during the fiscal year ended March 31, 2006, we issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400. Also, in September 2005, we issued to a private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of June 30, 2007. In April 2006, we issued an aggregate of 200,000 shares of common stock to a private investor for proceeds of $14,000. In July 2006, we issued an aggregate of 114,286 shares of common stock to a two private investors for proceeds of $8,000. In September 2006, we issued an aggregate of 285,714 shares of common stock to private investors for proceeds of $20,000, less $350 in offering costs. In October 2006, we issued an aggregate of 152,497 shares of common stock to two private investors for proceeds of $10,675, less $350 in offering costs, and 150,000 shares of common stock to two companies for services valued at $10,500. In November 2006, we issued an aggregate of 65,000 shares of common stock to a private investor for proceeds of $4,550, less $350 in offering costs, and 100,000 shares of common stock to two individuals to repay the principal on loans totaling $7,000. During February 2007, we issued an aggregate of 700,000 shares of common stock to two private investors for proceeds of $70,000, less $1,429 in offering costs, and issued to two private investors warrants to purchase 350,000 shares of common stock at an exercise price of $0.10 per share, none of which have been exercised as of June 30, 2007. During March 2007, we issued an aggregate of 1,500,000 shares of common stock to a private investor for proceeds of $75,000, less $823 in offering costs. During April 2007, we issued an aggregate of 106,153 shares of common stock to two companies for services valued at an aggregate of $13,280. During May 2007, we issued an aggregate of 2,500,000 shares of common stock to a private investor for proceeds of $75,000, less $350 in offering costs. During June 2007, we issued an aggregate of 2,500,000 shares of common stock to a private investor for proceeds of $50,000, less $550 in offering costs. In July 2007, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission to raise additional capital by selling shares of our common stock publicly.

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

The report of our independent certified public accountants, included in our Annual Report on Form 10-KSB for the year ended March 31, 2007, contains a paragraph regarding our ability to continue as a going concern.

During the three months ended June 30, 2007, we continued to spend cash to fund our operations. Cash used by operating activities for the three months ended June 30, 2007 equaled $191,105, and consisted principally of our net loss of $202,332, a decrease in accounts payable of $38,686 and an increase in prepaid expenses of $3,972, offset by an increase in accrued liabilities of $15,000, interest of $17,079 accrued on the present value of our minimum royalty payments to Dr. Choi, and depreciation and amortization of $8,406. During the comparable period in 2006, net cash of $65,041 was used by operating activities, consisting of our net loss of $132,698, offset by an increase in accrued liabilities of $40,547, an increase in accounts payable of $3,163, interest of $15,868 accrued on the above referenced royalty payments and depreciation and amortization of $8,276.

We did not use any cash in investing activities for the three months ended June 30, 2007, or the three months ended June 30, 2006.

Cash flow from financing activities for the three months ended June 30, 2007 produced a net increase in cash of $180,162, consisting of $124,100 from the issuance of common stock and $56,062 from an increase in the amounts due to our stockholders. During the three months ended June 30, 2006, cash flows from financing activities produced a net increase of cash of $65,293, consisting of $14,000 from the issuance of common stock and $51,293 from an increase in the amounts due to our stockholders.

As of June 30, 2007, we had cash and cash equivalents amounting to $10,970, a decrease from the balance of $21,913 at March 31, 2007. Our working capital deficit increased to $593,682 at June 30, 2007, from $554,215 at March 31, 2007. There were no material commitments for capital expenditures at June 30, 2007.

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

As of June 30, 2007, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. We may not be able to secure funding in the future necessary to complete our intended research and development activities. We have certain minimum annual royalty payments to Dr. Sung H. Choi pursuant to the Technology and Patent Assignment.

These minimum annual royalty payments are as follows:

2006

$

10,000

2007

15,000

2008

20,000

2009

45,000

2010

75,000

Thereafter

1,500,000

$

1,665,000

========

As of June 30, 2007, the payments of $10,000 due in 2006 and $15,000 due in 2007 had not been paid. The recipient of these payments has agreed to defer the payments until such time as the company has adequate funds.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. In preparing our financial statements to conform to accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates include useful lives for fixed assets for depreciation calculations and assumptions for valuing options and warrants. Actual results could differ from these estimates.

We consider that the following are critical accounting policies:

Research and Development Expenses.  All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expense, supplies, raw materials to fabricate our prototype devices, manufacturing costs, consulting, legal fees and research-related overhead. Accrued liabilities for raw materials to manufacture our prototype devices, manufacturing costs, and patent legal fees are included in accrued liabilities and included in research and development expenses.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fixed Assets.  Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Stock-based Compensation.  On April 1, 2006 we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”, requiring us to recognize expense related to the fair value of its employee stock option awards. We recognize the cost of all share-based awards on a graded vesting basis over the vesting period of the award. We have granted no warrants or options to employees since inception. Accordingly, the adoption of SFAS No. 123 (R) did not impact our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.  Controls and Procedures

Based on an evaluation conducted within 90 days prior to the filing date of this quarterly report, our Chief Executive Officer and Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings

Not applicable.

ITEM 1A.  Risk Factors

Special Note About Forward-Looking Statements

Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they:

•

discuss our expectations about our future performance;

•

contain projections of our future operating results or of our future;

•

financial condition; or

•

state other "forward-looking" information.

We believe it is important to communicate our expectations to our stockholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control.

The risk factors listed in this section provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors could have a material and adverse effect on our business, results of operations and financial condition. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Risks Related To Our Business

Our auditors have stated that they have doubts as to our ability to continue as a going concern, which could hamper our ability to obtain investment capital and prevent us from implementing our business plan.

Our independent auditors, L.L. Bradford & Co., have indicated that they have substantial doubt as to our ability to continue as a going concern. This opinion is based on their analysis of our financial condition (see "Report of Independent Registered Accounting Firm" in our annual report on Form 10-KSB for the year ended March 31, 2007). This opinion could seriously hamper our ability to raise the additional funds we need to implement our business plan. If we cannot obtain additional funds, it is likely that we will be unable to implement our business plan.

We are an early stage company with no products currently available for commercial sale, and have a limited operating history on which to evaluate our potential for future success.

We were formed in March 2005 and have only a limited operating history upon which you can evaluate our business and prospects. We have yet to develop sufficient experience regarding actual revenues to be received from our combined operations. In addition, we have no products currently available for commercial sale, and do not expect to have products available for sale in the near future. We are a start-up company. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets such as competing technologies, lack of customer acceptance of a new or improved product and obsolescence of the technology before it can be fully commercialized. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

We expect losses for the foreseeable future and may never achieve profitability.

For the period from March 17, 2005 (date of inception) through June 30, 2007, we had net losses from operations of $1,400,905. We will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to product research and development. In addition, we plan to invest in additional employees to assist with product development and to build our infrastructure to comply with the requirements of being a publicly traded company. Our management believes these expenditures are necessary to commercialize our technology and to penetrate the markets for our products. If our revenue growth is slower than anticipated or our operating expenses exceed expectations, our losses will be significantly greater. We may never achieve profitability.

If we do not raise additional capital, we may have to curtail or even cease operations.

Our operating plan for the years ending March 31, 2008 and 2009 is focused on development of our products. We currently anticipate that cash of $2,500,000 will be required to support this plan. At June 30, 2007, we had only $10,970 in cash. We are actively seeking additional funding.

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

To obtain additional capital, we may need to use debt financing. If we are required to borrow money, we will incur interest expenses, which will negatively impact our operating results. We may also be subject to restrictive covenants in the debt agreement that will limit our operating flexibility.

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

There have been certain regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory changes which will have an impact on our future financial condition and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives will increase our general and administrative costs, as we will incur increased legal and accounting fees to comply with such rule changes. In addition, proposed initiatives are expected to result in changes in certain accounting and disclosure rules. These and other potential changes could materially increase the expenses we report in our financial statements and adversely affect our operating results.

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

In the microbattery market, we compete with Energizer, Duracell and Rayovac, which sell batteries incorporating competing technologies. We also compete with several small companies that use competing technologies to manufacture thin film batteries. One of these competitors, Oak Ridge Micro-Energy, Inc. announced on April 4, 2006 that it has established its first manufacturing line for Li Ion batteries, which will help the company eventually to obtain high volume manufacturing capability. We do not know the sales price of the products that Oak Ridge Micro-Energy, Inc. plans to produce and sell, and do not know whether we will be able to compete with such products. If the sales price of the batteries to be sold by Oak Ridge Micro-Energy, Inc. is less than ours and if such batteries are able to penetrate these and other markets successfully, it could have a material adverse impact on our business. We have also been informed that another competitor, Front Edge Technologies, Inc., is currently selling products for specialized government applications. We do not know the specific products or their sales prices, and so do not know whether our proposed products will be competitive with those sold by Front Edge Technologies, Inc. In November 2006, Wired Magazine reported that one of our competitors, Solicore, was working with Visa to use thin film batteries in smart cards with on-board displays. Finally, Infinite Power Solutions, Inc., a licensee of Oak Ridge National Energy Lab, announced that it plans to begin production of its thin film batteries in early 2008.

In the ultracapacitor market, we compete with Maxwell Technologies, Panasonic, Epcos and Elna which (according to Frost & Sullivan’s World Capacitor Markets report, on pages 2-15, September 2005) together controlled over 80% of the world market share. We also compete with many smaller companies that use competing technologies to manufacture ultracapacitors. If the sales prices of the ultracapacitors sold by these companies are lower than ours it could have a material adverse impact on our business.

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

We plan to rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, we cannot assure you that the actions we have taken will adequately protect our intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on our patent pending. We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology.

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

Risk Related To Our Industry

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

Certain products from which we are excluded from pursuing may prove more lucrative than the products we may and do choose to pursue.

We have entered into a license option agreement with the University of Wisconsin that limits our use of patented ultracapacitor technology. If we exercise the option, we may acquire an exclusive license to the technology for the consumer electronics field of use. However, we will be prohibited from using the technology in other fields of use, such as, for example, power tools. These prohibited fields of use may prove to be more lucrative than any permitted use we do pursue.

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

Shares of common stock and warrants issued in our July 2005 - September 2005 private placements may not have been exempt from registration or qualification under federal securities laws and the securities laws of certain states. These private placements occurred after we filed a registration statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") in June 2005. We conducted the private placements in order to provide the funding required to sustain our operations during this period. In evaluating how to conduct the private placements, we determined that we would use the exemptions provided by Section 4(2) and Regulation D under the Securities Act of 1933, as amended, notwithstanding the uncertainty as to whether the private placements would be integrated with the pending public offering contemplated by the registration statement. The concept of integration contains certain factual and legal uncertainties which arise because the factors establishing integration involve a number of subjective determinations including: (i) whether the sales are part of a single plan of financing; (ii) whether the sales involve issuance of the same class of securities; (iii) whether the sales have been made at or about the same time; (iv) whether the same type of consideration is being received; and (v) whether the sales are being made for the same general purpose. The Section 4(2) and Regulation D exemptions prohibit the use of "general solicitations" in the offer and sale of securities. If integration is found, the filing of a registration statement for a public offering will constitute, in most cases, a "general solicitation" of investors in the private placement. We believed that the relevant factors in our private placements precluded integration, and so we concluded that relying on Section 4(2) and Regulation D, despite these uncertainties, would be in the best interest of our stockholders. Because of this uncertainty, the shares and warrants we issued in these private placements may have been issued in violation of either federal or state securities laws, or both, and may be subject to rescission.

If we decide to make a rescission offer, and if the rescission offer is accepted, we could be required to make aggregate payments to the holders of these shares and warrants in an amount equal to the value of all warrants and common stock issued in those placements plus statutory interest. Federal securities laws do not provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock that was not registered as required or was not otherwise exempt from such registration requirements. If any or all of the offerees reject the rescission offer, we may continue to be liable under federal and state securities laws for up to an amount equal to the value of all warrants and common stock issued in those placements plus any statutory interest we may be required to pay. In addition, if it is determined that we offered securities without properly registering them under federal or state law, or securing an exemption from registration, regulators could impose monetary fines or other sanctions as provided under these laws.

Our common stock price is highly volatile; our stock is "penny stock."

The market price of our common stock is highly volatile, as the market for small cap and micro cap technology companies in particular has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. We cannot assure you that our stock will trade at the same levels it currently trades or that industry stocks, in general, will sustain their current market prices. Factors that could cause such volatility may include, among other things:

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

In addition, although our common stock is traded on the Over the Counter Bulletin Board, or OTCBB, we have not yet experienced robust trading in the common stock. There can be no assurance that we will ever be able to successfully apply for listing on the American Stock Exchange or the NASDAQ Capital Market in the foreseeable future due to the trading price for our common stock, market capitalization, our working capital and revenue history. Failure to list our shares on the American Stock Exchange or the NASDAQ Capital Market will impair the liquidity for our common stock.

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

Penny stocks can be very risky: penny stocks are low-priced shares of small companies not traded on an exchange or quoted on NASDAQ. Prices often are not available. Investors in penny stocks are often unable to sell stock back to the dealer that sold them the stock. Thus an investor may lose his or her investment. Our common stock is a "penny stock" and thus is subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the common stock is listed on the NASDAQ Capital Market. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may adversely affect the ability of holders of our common stock to resell their shares in the secondary market.

Holders of our common stock may be diluted in the future.

We are authorized to issue up to 50,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. In July 2007, we have filed a registration statement on Form SB-2 with the Securities and Exchange Commission. Assuming that the registration statement is declared effective and all shares the we plan to offer are sold, an additional 21,235,080 shares of our common stock will be issued and outstanding, thereby diluting our existing stockholders by that number of shares.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During April 2007, we issued an aggregate of 106,153 shares of common stock to two companies for services valued at an aggregate of $13,280. The issuance was made in reliance on Section 4(2) of the Securities Act, and was made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

During May 2007, we issued an aggregate of 2,500,000 shares of common stock to a private investor for proceeds of $75,000, less $350 in offering costs. The issuance was made in reliance on Section 4(2) of the Securities Act, and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

During June 2007, we issued an aggregate of 2,500,000 shares of common stock to a private investor for proceeds of $50,000, less $550 in offering costs. The issuance was made in reliance on Section 4(2) of the Securities Act, and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders at the Tournament Players Club, 26550 Heritage Lane, Valencia, California 91381, on July 26, 2007, at 9:00 a.m. At the annual meeting, our stockholders were asked to vote on the following proposals:

1.

Elect seven members of our Board of Directors, each to serve on our Board until the 2008 annual meeting of stockholders or until his or her respective successor is duly elected and qualified;

2.

Amend our bylaws to provide for our Board of Directors to be elected for staggered terms;

3.

Amend our bylaws to increase the number of Directors to a range from seven to eleven;

4.

Approve the Enable IPC Corporation 2007 Stock Incentive Plan;

5.

Ratify the appointment of L.L. Bradford & Company, LLC as our independent auditors for the fiscal year ending March 31, 2008; and

6.

Transact such other business as may properly come before the annual meeting and any adjournments or postponements.

14,201,840 of the 17,528,650 shares of issued and outstanding common stock were represented at the annual meeting. The proposals were voted on as follows:

1.

Election of the following persons to our Board of Directors:

Nominee	Votes For	Votes Withheld
David A. Walker	14,201,640	200
Mark A. Daugherty, Ph.D.	14,201,640	200
Daniel Teran, CPA	14,201,640	200
Timothy Lambirth, Esq.	14,201,640	200
Jin Suk Kim	14,201,640	200
Philip Verges	14,201,640	200
Cathryn S. Gawne, Esq.	14,201,640	200

2.

Proposal to amend our bylaws to provide for our Board of Directors to be elected for staggered terms

For:

13,518,702

Against:

16,500

Abstentions:

12,206

Broker Non-Votes:

654,432

3.

Proposal to amend our bylaws to increase the number of Directors to a range from seven to eleven

For:

14,178,434

Against:

11,200

Abstentions:

12,206

Broker Non-Votes:

0

4.

Proposal to approve the Enable IPC Corporation 2007 Stock Incentive Plan

For:

13,544,408

Against:

0

Abstentions:

3,000

Broker Non-Votes:

654,432

5.

Proposal to appointment of L.L. Bradford & Company, LLC as our independent auditors for the fiscal year ending March 31, 2008

For:

14,189,634

Against:

0

Abstentions:

12,206

Broker Non-Votes:

0

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Form SB-2 Registration Statement on June 3, 2005 and incorporated herein by reference)
3.2	Bylaws (filed as Exhibit 3.2 to the Registrant’s Form SB-2 Registration Statement on June 3, 2005 and incorporated herein by reference)
4.1	Form of Subscription Agreement (filed as Exhibit 4.1 to the Registrant’s Amendment No. 1 to Form SB-2 Registration Statement on September 30, 2005 and incorporated herein by reference)
10.1

Technology and Patent Assignment dated March 17, 2005 by and between the Registrant and Dr. Sung H. Choi (filed as Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement on June 3, 2005 and incorporated herein by reference)

10.2

Sublease Agreement effective March 15, 2005 by and between the Registrant and Rastiff Business Ventures, Inc. (filed as Exhibit 10.2 to the Registrant’s Form SB-2 Registration Statement on June 3, 2005 and incorporated herein by reference)

10.3

Standard Industrial/Commercial Multi-Tenant Lease-Gross dated December 10, 2004 by and between Rastiff Business Ventures, Inc. and Paragon Business Center (filed as Exhibit 10.3 to the Registrant’s Amendment No. 1 to Form SB-2 Registration Statement on September 30, 2005 and incorporated herein by reference)

10.4

Employment Agreement dated March 15, 2005 by and between the Registrant and David A. Walker (filed as Exhibit 10.4 to the Registrant’s Form SB-2 Registration Statement on June 3, 2005 and incorporated herein by reference)

10.5

Consulting Agreement dated March 15, 2005 by and between the Registrant and Mark A. Daugherty (filed as Exhibit 10.5 to the Registrant’s Form SB-2 Registration Statement on June 3, 2005 and incorporated herein by reference)

10.6

Consulting Agreement dated March 15, 2005 by and between the Registrant and Dr. Sung N. Choi (filed as Exhibit 10.6 to the Registrant’s Form SB-2 Registration Statement on June 3, 2005 and incorporated herein by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 14, 2007

Enable IPC Corporation

By:

/s/ David A. Walker

David A. Walker

Chief Executive Officer

Exhibit 31.1

CERTIFICATION

I, David A. Walker, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Enable IPC Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

In my capacity as the registrant's certifying officers, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

In my capacity as one of the registrant's certifying officers, I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: August 14, 2007

/s/ David A. Walker

David A. Walker

Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Anna Rhee, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Enable IPC Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

In my capacity as the registrant's certifying officers, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

In my capacity as one of the registrant's certifying officers, I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: August 14, 2007

/s/ Anna Rhee

Anna Rhee

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

WRITTEN STATEMENT OF THE PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. 1350

Solely for the purposes of complying with 18 U.S.C. 1350, I, the undersigned Principal Executive Officer of Enable IPC Corporation (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-QSB of the Company for the quarter ended June 30, 2007 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2007

/s/ David A. Walker

David A. Walker

Chief Executive Officer
(Principal Executive Officer)

Exhibit 32.2

WRITTEN STATEMENT OF THE PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. 1350

Solely for the purposes of complying with 18 U.S.C. 1350, I, the undersigned Principal Financial Officer of Enable IPC Corporation (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-QSB of the Company for the quarter ended June 30, 2007 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2007

/s/ Anna Rhee

Anna Rhee

Chief Financial Officer
(Principal Financial Officer)