Form 10QSB
period 2007-09-30
ENABLE IPC CORP
filed 2007-11-09
CIK 1326068

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-51590

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

At September 30, 2007, the registrant had outstanding 23,432,696 shares of common stock with a par value of $0.001 per share.

Transitional Small Business disclosure format:   Yes ☐   No ☑

ENABLE IPC CORPORATION

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Condensed Balance Sheet
as of September 30, 2007 (Unaudited)

3

Condensed Statements of Operations (Unaudited)
for the three months ended September 30, 2007 and September 30, 2006,

the six months ended September 30, 2007 and September 30, 2006,

and the period from March 17, 2005 (Inception) through September 30, 2007.

4

Condensed Statement of Stockholders' Deficit (Unaudited)
for the period from March 17, 2005 (Inception) through September 30, 2007

5

Statements of Cash Flows (Unaudited)
for the six months ended September 30, 2007 and September 30, 2006, and the period from March 17, 2005 (Inception) through September 30, 2007

6

Notes to Condensed Financial Statements (Unaudited)

8

Item 2.

Management's Discussion and Analysis or Plan of Operation

10

Item 3.

Controls and Procedures

16

PART II – OTHER INFORMATION

16

Item 1.

Legal Proceedings

16

Item 1A.

Risk Factors

16

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults Upon Senior Securities

24

Item 4.

Submission of Matters to a Vote of Security Holders

24

Item 5.

Other Information

24

Item 6.

Exhibits

24

SIGNATURES

25

PART 1 -- FINANCIAL INFORMATION

ITEM 1.

Financial Statements

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2007

ASSETS

	September 30, 2007	March 31, 2007
	(Unaudited)
Current assets
Cash	$ 42,129	$ 21,913
Prepaid expenses due within 12 months	37,447	19,184
Other receivable	-	240
Total current assets	79,576	41,337

Fixed assets, net	11,380	13,346

Intangible assets, net	519,690	534,536

Total assets	$ 610,646	$ 589,219

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 60,475	$ 84,685
Accrued expenses and other current liabilities	251,053	216,553
Due to stockholders, net of discounts	243,108	249,314
Minimum royalty payments due within 12 months	45,000	45,000
Total current liabilities	599,636	595,552

Long-term liabilities
Present value of minimum royalty payments Due to stockholders, long term, net of discounts	697,335 -	663,177 -

Total liabilities	1,296,971	1,258,729

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 50,000,000 shares
authorized, 23,432,696 shares issued and outstanding	23,433	14,922
Additional paid-in capital	804,765	514,141
Additional paid-in capital - warrants	90,000	-
Accumulated deficit	(1,604,523)	(1,198,573)
Total stockholders' deficit	(686,325)	(669,510)

Total liabilities and stockholders' deficit	$ 610,646	$ 589,219

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

					March 17, 2005
	Three months ended September 30,		Six months ended September 30		(Inception) through
	2007	2006	2007	2006	September 30, 2007
Revenues	$ -	$ -	$ -	$ -	$ -
Operating Expenses
General and administrative expenses
Legal and professional fees	37,360	6,449	61,303	14,235	218,940
Wages and salaries	37,500	37,500	75,000	75,000	382,408
Research and development	30,550	22,348	97,558	63,508	381,374
Other general and administrative	78,477	48,191	134,843	78,575	457,373
Total general and administrative expenses	183,887	114,488	368,734	231,318	1,440,095
Loss from operations	(183,887)	(114,488)	(368,734)	(231,318)	(1,440,095)
Interest income (expense)	(19,731)	(16,530)	(37,216)	(32,397)	(162,925)
Loss before provision for income taxes	(203,618)	(131,018)	(405,950)	(263,715)	(1,603,020)
Provision for income taxes	-	(843)	-	(843)	(1,503)
Net Loss	$ (203,618)	$ (131,861)	$ (405,950)	$ (264,558)	$ (1,604,523)
Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.13)
Basic and diluted weighted average common shares outstanding	21,182,756	12,005,466	18,884,645	11,920,808	12,548,538
	See Accompanying notes to Financial Statements

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance at March 17, 2005 (Date of inception)	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash	2,546,216	2,546	10,185	-	12,731

Common stock issued for office supplies	521,584	522	2,086	-	2,608

Common stock issued for patent assignment related to Technology and Patent Agreement	2,000,000	2,000	8,000	-	10,000

Common stock issued for fixed assets	2,780,200	2,780	11,121	-	13,901

Common stock issued for services	1,000,000	1,000	4,000	-	5,000

Net loss	-	-	-	(20,533)	(20,533)

Balance at March 31, 2005	8,848,000	8,848	35,392	(20,533)	23,707

Common stock issued for cash	2,807,000	2,807	265,593	-	268,400

Net loss	-	-	-	(531,152)	(531,152)

Balance at March 31, 2006	11,655,000	11,655	300,985	(551,685)	(239,045)

Common stock issued for cash	3,017,497	3,017	195,906	-	198,923

Common stock issued for services	150,000	150	10,350	-	10,500

Common stock issued in satisfaction of obligations due to stockholders	100,000	100	6,900	-	7,000

Net loss	-	-	-	(646,888)	(646,888)

Balance at March 31, 2007	14,922,497	14,922	514,141	(1,198,573)	(669,510)

Common stock issued for cash	6,230,000	6,230	174,870	-	181,100

Common stock issued for services	2,065,841	2,067	100,963	-	103,030

Common stock issued in satisfaction of due to stockholders	214,358	214	14,791	-	15,005

Warrants issued in conjunction with due to related parties	-	-	90,000	-	90,000

Net loss	-	-	-	(405,950)	(405,950)

Balance at September 30, 2007 (unaudited)	23,432,696	$ 23,433	$ 894,765	$ (1,604,523)	$ (686,325)

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months ended September 30, 2007	Six Months ended September 30, 2006	March 17, 2005 (Inception) through September 30, 2007

Cash flows from operating activities:
Net loss	$ (405,950)	$ (264,558)	$ (1,604,523)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	16,812	17,168	84,929
Stock based compensation	103,030	-	118,530
Stock based compensation related to office supplies	-	-	2,608
Interest accrued on present value of minimum royalty payments	34,158	31,735	158,478
Changes in operating assets and liabilities:
Prepaid expenses	(18,263)	706	(37,447)
Other receivable	240	-	-
Accounts payable	(24,210)	6,418	74,407
Accrued liabilities	34,500	81,818	354,490
Net cash used by operating activities	(259,683)	(126,713)	(848,528)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(8,241)
Net cash used by investing activities	-	-	(8,241)

Cash flows from financing activities:
Issuance of common stock for cash	181,100	42,000	661,154
Change in due to stockholders	98,799	83,464	237,744
Net cash provided by financing activities	279,899	125,464	898,898

Net change in cash	20,216	(1,249)	42,129

Beginning balance, April 1	21,913	1,374	-

Ending balance, September 30	$ 42,129	$ 125	$ 42,129

(Continued)

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Six Months ended September 30, 2007	Six Months ended September 30, 2006	March 17, 2005 (Inception) through September 30, 2007

Schedule of non-cash investing and financing activities:
Issuance of 2,780,200 shares for fixed assets	$ -	$ -	$ 13,901

Purchase of intangible asset
Issuance of 2,000,000 shares related to Technology
and Patent Assignment	$ -	$ -	$ 10,000
Present value of minimum royalty payments related to
Technology and Patent Assignment	-	-	583,857

	$ -	$ -	$ 593,857

Issuance of warrants in conjunction with due to stockholders	$ 90,000	$ -	$ 90,000

Issuance of common stock in satisfaction of obligations due to stockholders	$ 15,005	$ -	$ 22,005

Supplemental disclosure for
Cash paid for
Interest	$ 2,254	$ 190	$ 2,525
Income taxes	$ -	$ 843	$ 1,503

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.

Basis of Presentation

Enable IPC (Intellectual Property Commercialization) Corporation (the “Company”) is a development stage company incorporated on March 17, 2005 under the laws of the state of Delaware. The Company is engaged in the development of new power technologies that combine thin films and nanotechnology. The Company will use these breakthroughs to manufacture microbatteries on microscopically thin film (which are expected to be smaller, cheaper, last longer, and more environmentally friendly than today's standard batteries) and ultracapacitors on standard carbon sheets impregnated with nanoparticles.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Note 3.

Related-Party Transactions

Services

At September 30, 2007, the Company owed $243,108 to related parties.  Of this amount, $241,608 was owed to two shareholders for consulting services rendered to the Company.  In addition, the Company owed a total of $1,500 to Board members for services rendered.

8

ENABLE IPC CORPORATION

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Loans

The Company had two outstanding loans payable to shareholders on September 30, 2007.  They are summarized as follows:

The first loan was for $50,000 at 13% interest per annum for a term of 24 months.  The lender also received warrants to purchase 1,250,000 restricted shares of common stock.  Proceeds of $50,000 were allocated to the warrants based on their estimated fair value (utilizing the Black-Scholes method) and credited to additional paid-in capital.  This amount is reflected as a discount against the notes payable and will be amortized to interest expense over the life of the note.  The Company is required to make monthly payments of $2,377 for 24 months.  Interest on this loan totals $7,050.  As of September 30, 2007 the Company had made two payments on this loan totaling $4,754 ($3,691 toward principal and $1,063 toward interest).  Total principal remaining on this loan on September 30 was $48,165.  Total unamortized discount also totaled $48,165.

The second loan was for $40,000 at 13% interest per annum for a term of 24 months.  The lender also received warrants to purchase 1,000,000 restricted shares of common stock.  Proceeds of $40,000 were allocated to the warrants based on their estimated fair value (utilizing the Black-Scholes method) and credited to additional paid-in capital.  This amount is reflected as a discount against the notes payable and will be amortized to interest expense over the life of the note.  The Company is required to make monthly payments of $1,905 for 24 months.  Interest on this loan totals $5,721.  As of September 30, 2007 the Company had made one payment on this loan totaling $1,905 ($1,400 toward principal and $505 toward interest).  Total principal remaining on this loan on September 30 was $40,000.  Total unamortized discount also totaled $40,000.

Note 4.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $1,603,715 for the period from March 17, 2005 (Date of Inception) through September 30, 2007.  The Company’s management is in the process of raising additional capital for the Company.  As part of this effort, during the fiscal year ending March 31, 2006, the Company issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400.  Also in September 2005 the Company issued to another private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of September 30, 2007.  During the year ended March 31, 2007, the Company issued an aggregate of 3,017,497 shares of common stock for cash proceeds of $202,225 (less offering costs of $3,302), 150,000 shares of common stock in payment for services valued at $10,500 and 100,000 shares of common stock to repay loans valued at an aggregate of $7,000.   Also, in February 2007, the Company issued to two private investors warrants to purchase an aggregate of 350,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of September 30, 2007.  In April 2007, the Company issued an aggregate of 106,153 shares of common stock to two companies for services valued at $13,760.  In May 2007, the Company issued an aggregate of 2,500,000 shares of common stock to a private investor for proceeds of $75,000, less $550 in offering costs.  In June 2007, the Company issued 2,500,000 shares of common stock to a private investor for proceeds of $50,000, less $600 in offering costs.  In August 2007, the Company issued an aggregate of 214,358 shares of common stock to repay loans totaling $15,005, an aggregate of 1,459,688 shares of common stock for services valued at $69,800 and an aggregate of 200,000 shares of common stock to two private investors for cash proceeds of $8,000.  Also in August 2007, the Company issued to two private investors warrants to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.04 per share, none of which had been exercised as of September 30, 2007.  In September 2007, the Company issued an aggregate of 500,000 shares of common stock for services valued at $20,000 and an aggregate of 1,030,000 shares of common stock to two private investors for cash proceeds of $51,500 less offering costs of $2,500.

The Company continues to seek to raise additional funds to support operations through private placements of equity and debt securities. Management believes that the funds raised through this plan will be sufficient to support operations through the year ending March 31, 2009.

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

ENABLE IPC CORPORATION

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5.

Present Value of Minimum Royalty Payments, Net

The Company has entered into a Technology and Patent Assignment Agreement (“Agreement”) granting the Company proprietary rights in consideration for royalties equal to 5% of the net sales of the product. The combined royalty amounts in any single calendar year must be at least equal to the amount shown in the schedule below, or else the 5% royalty shall not be paid, and instead the amount shown in the schedule below shall be paid. Future minimum annual royalty payments under the Agreement are as follows as of September 30, 2007:

2006

$

10,000

2007

15,000

2008

20,000

2009

45,000

2010

75,000

Thereafter ($100,000 per year)

1,500,000

$

1,665,000

============

As of September 30, 2007, the Company had made neither the $10,000 payment for 2006 nor the $15,000 payment for 2007. The recipient of these payments has agreed to defer such payments until the Company has sufficient funds.

The Company recorded the present value of the above royalty payments totaling $583,857 (assuming a 10% per annum imputed interest rate) as part of the value of the intangible asset. As of September 30, 2007, the present value of minimum royalty payments, net is as follows:

Present value of minimum royalty payments

$

583,857

Plus:  Accrued interest on minimum royalty payments

158,478

Less:  Minimum royalty payments due within 12 months

(45,000)

Present value of minimum royalty payments, net

$

697,335
                                                                                                         =============

Note 6.

Common Stock

In April 2007, the Company issued an aggregate of 106,153 shares of common stock to two companies for services valued at $13,760.  In May 2007, the Company issued an aggregate of 2,500,000 shares of common stock to a private investor for proceeds of $75,000, less $550 in offering costs.  In June 2007, the Company issued 2,500,000 shares of common stock to a private investor for proceeds of $50,000, less $600 in offering costs.

In August 2007, the Company issued an aggregate of 214,358 shares of common stock to repay loans totaling $15,005, an aggregate of 1,459,688 shares of common stock for services valued at $69,800 and an aggregate of 200,000 shares of common stock to two private investors for cash proceeds of $8,000.  Also in August 2007, the Company issued to two private investors warrants to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.04 per share, none of which had been exercised as of September 30, 2007.  In September 2007, the Company issued an aggregate of 500,000 shares of common stock for services valued at $20,000 and an aggregate of 1,030,000 shares of common stock to two private investors for cash proceeds of $51,500 less offering costs of $2,500.

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

10

Overview

This discussion is intended to supplement, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.

We were incorporated in March 2005 to develop and commercialize rechargeable batteries for use in low power applications.  One of our products will be a thin film lithium battery. A patent application covering this technology was assigned to us in March 2005 by Dr. Sung H. Choi, our Technical Advisor and a principal stockholder. This product is in the very earliest stage of development.

In addition, we are working with SolRayo, LLC and the University of Wisconsin to develop, license and eventually commercialize and sell an ultracapacitor technology. We believe this technology will allow us to make ultracapacitors which will compliment our microbattery as well as meet performance specifications for existing consumer, and possibly industrial and transportation products.  We currently anticipate that our ultracapacitors will be our initial products.

To date, we have commenced limited business operations and have realized no income. We have funded our operations through private placements of equity and loans and contributions from our founders. We have incurred a net loss from operations from inception through September 30, 2007, of $1,604,523.

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Revenues.   We did not generate any revenue in the three months ended September 30, 2007, as our focus since inception has been on raising funds to conduct the research and development of our technology. We also generated no revenue during the three-month period ended September 30, 2006. We are a development stage company in our second year of research and development activities, and do not anticipate receiving revenue until we complete product development. There can be no assurance that we will ever receive revenues or reach profitability.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2007 were $183,887, higher than the $114,488 in general and administrative expenses during the same period in 2006.  These expenses for the three months ended September 30, 2007 included $37,500 in wages and salaries to our sole employee, which equaled the wage expenses for the comparable period in 2006. In the three months ended September 30, 2007, we incurred $37,360 in legal and accounting expenses, consisting of $7,400 in auditor fees, $7,417 in investor relations activities and $22,543 in legal fees. This total was nearly six times the legal and accounting expenses of $6,449 for the three-month period ended September 30, 2006, reflecting the increased costs associated with being a public company. We had $30,550 in research and development expenses for the three months ended September 30, 2007, an increase from $22,348 for the three months ended September 30, 2006, due to increased research and development activity relating primarily to our new ultracapacitor technology. We incurred $78,477 in other expenses during the three months ended September 30, 2007, an increase from the $48,191 in other expenses we incurred for the three months ended September 30, 2006. The 2007 expenses consisted of $8,414 in depreciation and amortization, a slight decrease from $8,893 for the same period in 2006; $4,000 in Board member services, a decrease from $7,500 for the same period in 2006 due to decreased Board activities during the period; $4,509 in insurance, an increase from $353 for the same period in 2006, due to the addition of our director’s and officer’s liability insurance policy; $6,412 for web and brochure design and printing, a decrease from $12,714 for the same period in 2006, due primarily to less activity relating to website and brochure design and printing; $37,875 for consulting expenses, an increase from $1,050 for the same period in 2006, due to an increase in consultants’ activities and the addition of two consultants; $9,524 in rent, an increase from $6,336 for the same period in 2006 due to a structured increase provided in our lease; and $7,743 in other expenses, a decrease from $11,345 during the same period in 2006. We anticipate that as we ramp up our operations (including incurring the obligations of a public company), our general and administrative expenses will increase significantly.

11

Sales and Marketing Expenses.  We did not incur sales and marketing expenses for the three months ended September 30, 2007, but intend to develop our sales and marketing efforts at a measured pace until our products are ready for introduction into the market. We also incurred no sales and marketing expenses for the three months ended September 30, 2006.

Interest Income/Expense   We had interest expense of $19,731 for the three months ended September 30, 2007, compared to interest expense of $16,530 for the comparable period in 2006.  The increase was primarily attributable to interest on the additional royalties due to Dr. Choi under the Technology and Patent Assignment Agreement and to interest on loans from shareholders.

Net Loss.  As a result of the foregoing factors, our net loss was $203,618 or $0.01 per share, for the three months ended September 30, 2007. This loss is greater than the net loss of $131,861, or $0.01 per share, for the three months ended September 30, 2006.

Six months ended September 30, 2007 compared to six months ended September 30, 2006

Revenues.   We did not generate any revenue in the six months ended September 30, 2007, as our focus since inception has been on raising funds to conduct the research and development of our technology. We also generated no revenue during the six-month period ended September 30, 2006. We are a development stage company in our second year of research and development activities, and do not anticipate receiving revenue until we complete product development. There can be no assurance that we will ever receive revenues or reach profitability.

General and Administrative Expenses.  General and administrative expenses for the six months ended September 30, 2007 were $368,734, higher than the $231,318 in general and administrative expenses during the same period in 2006.  These expenses for the six months ended September 30, 2007 included $75,000 in wages and salaries to our sole employee, which equaled the wage expenses for the comparable period in 2006. In the six months ended September 30, 2007, we incurred $61,303 in legal and accounting expenses, consisting of $12,400 in auditor fees, $16,836 in investor relations activities and $32,067 in legal fees. This total was over four times the legal and accounting expenses of $14,235 for the six-month period ended September 30, 2006, consisting of $7,300 in auditor fees, $3,815 in investor relations activities and $3,120 in legal fees, each reflecting the increased costs associated with being a public company. We had $97,588 in research and development expenses for the six months ended September 30, 2007, an increase from $63,508 for the six months ended September 30, 2006, due to increased research and development activity relating primarily to our new ultracapacitor technology. We incurred $134,843 in other expenses during the six months ended September 30, 2007, an increase from the $78,575 in other expenses we incurred for the six months ended September 30, 2006. These 2007 expenses consisted of $16,811 in depreciation and amortization, a slight decrease from the $17,169 for the same period in 2006; $8,000 in Board member services, a slight increase from the $7,500 for the same period in 2006; $6,936 in insurance, an increase from $705 for the same period in 2006, due to the addition of our director’s and officer’s liability insurance policy; $15,397 for web and brochure design and printing, a slight increase from tthe $12,714 for the same period in 2006; $44,450 for consulting expenses, an increase from $2,550 for the same period in 2006, due to an increase in consultants’ activities and the addition of two consultants; $19,048 in rent, an increase from $15,115 for the same period in 2006, due to a structured increase provided in our lease; $11,028 in travel and related expenses, an increase from $7,124 for the same period in 2006, due to an increase in conference participation during the period and travel related to research and development on the ultracapacitor technology; and $13,173 in other expenses, an increase from $15,698 during the same period in 2006. We anticipate that as we ramp up our operations (including incurring the obligations of a public company), our general and administrative expenses will increase significantly.

Sales and Marketing Expenses.  We did not incur sales and marketing expenses for the six months ended September 30, 2007, but intend to develop our sales and marketing efforts at a measured pace until our products are ready for introduction into the market. We also incurred no sales and marketing expenses for the six months ended September 30, 2006.

Interest Income/Expense.  We had interest expense of $37,216 for the six months ended September 30, 2007, compared to interest expense of $32,397 for the comparable period in 2006.  The increase was primarily attributable to interest on the additional royalties due to Dr. Choi under the Technology and Patent Assignment Agreement and to interest on loans from shareholders.

Net Loss.  As a result of the foregoing factors, our net loss was $405,950 or $0.02 per share, for the six months ended September 30, 2007. This loss is greater than the net loss of $264,558, or $0.02 per share, for the six months ended September 30, 2006.

Liquidity and Capital Resources

From our date of inception (March 17, 2005), we have obtained the majority of our cash resources from private placements of equity and loans and contributions from our founders. Our operating plan for the years ending March 31, 2008 and 2009 is focused on development of our products. We currently anticipate that cash of $2,500,000 is required to support this plan. At September 30, 2007, we had only $42,129 in cash, and had a burn rate of approximately $36,000 per month. We are in the process of raising additional capital. As part of this effort, during the fiscal year ended March 31, 2006, we issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400. In the fiscal year ended March 31, 2007, we issued an aggregate of 3,017,497 shares of common stock for cash proceeds of $198,923.  Also, in September 2005, we issued to a private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of September 30, 2007.  We have continued to raise funds during the first six months of fiscal 2008.  During April 2007, we issued an aggregate of 106,153 shares of common stock to two companies for services valued at an aggregate of $13,760, less $830 in offering costs. During May 2007, we issued an aggregate of 2,500,000 shares of common stock to a private investor for proceeds of $75,000, less $550 in offering costs. During June 2007, we issued an aggregate of 2,500,000 shares of common stock to a private investor for proceeds of $50,000, less $600 in offering costs. In July 2007, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission to raise additional capital by selling shares of our common stock publicly.  In August 2007, we issued an aggregate of 214,358 shares of common stock to repay loans totaling $15,005, an aggregate of 1,459,688 shares of common stock for services valued at $69,800 and an aggregate of 200,000 shares of common stock to two private investors for cash proceeds of $8,000.  Also in August 2007, we issued to two private investors warrants to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.04 per share, none of which had been exercised as of September 30, 2007.  In September 2007, we issued an aggregate of 500,000 shares of common stock for services valued at $20,000 and an aggregate of 1,030,000 shares of common stock to two private investors for cash proceeds of $51,500 less offering costs of $2,500.

We will continue to seek to raise additional funds to support operations through private placements of equity and debt securities. We believe that the funds raised through this plan will be sufficient to support our operations through the year ending March 31, 2009. A large portion of our anticipated costs will relate to product research and development. In addition, we plan to invest in additional employees, and to build our infrastructure to comply with the requirements of being a publicly traded company. We currently plan to hire two full time engineers to assist with product development. Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next one or two years.  Therefore, our success will be dependent on funding from private placements of equity securities. There can be no assurance that we will be successful in raising any capital, and at the present time, we have no other agreements or arrangements for any private placements.

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

During the six months ended September 30, 2007, we continued to spend cash to fund our operations. Cash used by operating activities for the six months ended September 30, 2007 equaled $259,683, and consisted principally of our net loss of $405,950, a decrease in accounts payable of $24,210 and an increase in prepaid expenses of $18,263, offset by an increase in accrued liabilities of $34,500, interest of $34,158 accrued on the present value of our minimum royalty payments to Dr. Choi, stock-based compensation of $103,030, a decrease in other receivable of $240 and depreciation and amortization of $16,812. During the comparable period in 2006, net cash of $126,713 was used by operating activities, consisting of our net loss of $264,558, offset by an increase in accrued liabilities of $81,818, an increase in accounts payable of $6,418, a decrease in prepaid expenses of $706, interest of $31,735 accrued on the above referenced royalty payments and depreciation and amortization of $17,168.

We did not use any cash in investing activities for the three months ended September 30, 2007, or the three months ended September 30, 2006.

Cash flow from financing activities for the six months ended September 30, 2007 produced a net increase in cash of $279,899, consisting of $181,100 from the issuance of common stock and $98,799 from an increase in the amounts due to our stockholders. During the six months ended September 30, 2006, cash flows from financing activities produced a net increase of cash of $125,464, consisting of $42,000 from the issuance of common stock and $83,464 from an increase in the amounts due to our stockholders.

As of September 30, 2007, we had cash of $42,129, an increase from the balance of $21,913 at March 31, 2007. Our working capital deficit decreased to $520,060 at September 30, 2007, from $554,215 at March 31, 2007. There were no material commitments for capital expenditures at September 30, 2007.

Our ultracapacitor research and development activities over the next twelve months will involve the completion of the fabrication of alpha units, the full testing and characterization of these units, the development of a manufacturing process for a number of ultracapacitor products and the production of beta units for certain applications.  With respect to our thin film lithium batteries, we expect in the next twelve months to conduct research and development activities consisting of the characterization of our technology by developing one or more half-battery test fixtures, followed by necessary chemical and structural modifications. These activities will be undertaken with a view towards our ultimate goal of developing a working, fully functional prototype, which we currently anticipate could take approximately two years.

As of September 30, 2007, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. We may not be able to secure funding in the future necessary to complete our intended research and development activities. We have certain minimum annual royalty payments to Dr. Sung H. Choi pursuant to the Technology and Patent Assignment.

These minimum annual royalty payments are as follows:

2006

$

10,000

2007

15,000

2008

20,000

2009

45,000

2010

75,000

Thereafter

1,500,000

$

1,665,000

============

As of September 30, 2007, the payments of $10,000 due in 2006 and $15,000 due in 2007 had not been paid.  Dr. Choi has agreed to defer the payments until such time as the company has adequate funds.

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

15

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.

Controls and Procedures

Based on an evaluation conducted within 90 days prior to the filing date of this quarterly report, our Chief Executive Officer and Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

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

•      contain projections of our future operating results or of our future financial condition; or

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

We were formed in March 2005 and have only a limited operating history upon which you can evaluate our business and prospects. We have yet to develop sufficient experience regarding actual revenues to be received from our operations. In addition, we have no products currently available for commercial sale, and do not expect to have products available for sale in the near future. We are a start-up company. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets such as competing technologies, lack of customer acceptance of a new or improved product and obsolescence of the technology before it can be fully commercialized. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

We expect losses for the foreseeable future and may never achieve profitability.

For the period from March 17, 2005 (date of inception) through September 30, 2007, we had net losses from operations of $1,604,523. We will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to product research and development. In addition, we plan to invest in additional employees to assist with product development and to build our infrastructure to comply with the requirements of being a publicly traded company. Our management believes these expenditures are necessary to commercialize our technology and to penetrate the markets for our products. If our revenue growth is slower than anticipated or our operating expenses exceed expectations, our losses will be significantly greater. We may never achieve profitability.

If we do not raise additional capital, we may have to curtail or even cease operations.

Our operating plan for the years ending March 31, 2008 and 2009 is focused on development of our products. We currently anticipate that cash of $2,500,000 will be required to support this plan. At September 30, 2007, we had only $42,129 in cash. We are actively seeking additional funding.

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

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees and consultants, particularly David A. Walker, our Chief Executive Officer, and Mark A. Daugherty, Ph.D., our Chief Technology Officer. The loss of the services of any of our executive officers or key employees or consultants could materially and adversely affect our business. Our employment agreement with Mr. Walker expired on March 31, 2007; however, he has verbally agreed to continue to provide his services as needed. We have no written agreement with Dr. Daugherty; however, he has verbally agreed to provide consulting services as needed. We currently have no key man insurance for either Mr. Walker or Dr. Daugherty.

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

We may be unable to compete effectively with other companies in our market sector, many of  whom are substantially larger and more established and have significantly greater resources.

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

In the microbattery market, we compete with Energizer, Duracell and Rayovac, which sell batteries incorporating competing technologies. We also compete with several small companies that use competing technologies to manufacture thin film batteries. One of these competitors, Oak Ridge Micro-Energy, Inc. announced on April 4, 2006 that it has established its first manufacturing line for LiIon batteries, which will help the company eventually to obtain high volume manufacturing capability. We do not know the sales price of the products that Oak Ridge Micro-Energy, Inc. plans to produce and sell, and do not know whether we will be able to compete with such products. If the sales price of the batteries to be sold by Oak Ridge Micro-Energy, Inc. is less than ours and if such batteries are able to penetrate these and other markets successfully, it could have a material adverse impact on our business. We have also been informed that another competitor, Front Edge Technologies, Inc., is currently selling products for specialized government applications. We do not know the specific products or their sales prices, and so do not know whether our proposed products will be competitive with those sold by Front Edge Technologies, Inc. In November 2006, Wired Magazine reported that one of our competitors, Solicore, was working with Visa to use thin film batteries in smart cards with on-board displays. Finally, Infinite Power Solutions, Inc., a licensee of Oak Ridge National Energy Lab, announced that it plans to begin production of its thin film batteries in early 2008.

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

•      any issued patents will protect our intellectual property and not be challenged by third parties;

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

20

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

Certain of our early private placements may have involved "general solicitations" under federal and state securities laws, the result of which is that the holders of shares of common stock and warrants issued in these placements may have rescission rights that could require us to reacquire the shares for an aggregate repurchase price of up to $188,000.

Shares of common stock and warrants issued in our July 2005 - September 2005 private placements may not have been exempt from registration or qualification under federal securities laws and the securities laws of certain states. These private placements occurred after we filed a registration statement on Form SB-2 with the SEC in June 2005. We conducted the private placements in order to provide the funding required to sustain our operations during this period. In evaluating how to conduct the private placements, we determined that we would use the exemptions provided by Section 4(2) and Regulation D under the Securities Act of 1933, as amended, notwithstanding the uncertainty as to whether the private placements would be integrated with the pending public offering contemplated by the registration statement. The concept of integration contains certain factual and legal uncertainties which arise because the factors establishing integration involve a number of subjective determinations including: (i) whether the sales are part of a single plan of financing; (ii) whether the sales involve issuance of the same class of securities; (iii) whether the sales have been made at or about the same time; (iv) whether the same type of consideration is being received; and (v) whether the sales are being made for the same general purpose. The Section 4(2) and Regulation D exemptions prohibit the use of "general solicitations" in the offer and sale of securities. If integration is found, the filing of a registration statement for a public offering will constitute, in most cases, a "general solicitation" of investors in the private placement. We believed that the relevant factors in our private placements precluded integration, and so we concluded that relying on Section 4(2) and Regulation D, despite these uncertainties, would be in the best interest of our stockholders. Because of this uncertainty, the shares and warrants we issued in these private placements may have been issued in violation of either federal or state securities laws, or both, and may be subject to rescission.

If we decide to make a rescission offer, and if the rescission offer is accepted, we could be required to make aggregate payments to the holders of these shares and warrants in an amount equal to the value of all warrants and common stock issued in those placements plus statutory interest. Federal securities laws do not provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock that was not registered as required or was not otherwise exempt from such registration requirements. If any or all of the offerees reject the rescission offer, we may continue to be liable under federal and state securities laws for up to an amount equal to the value of all warrants and common stock issued in those placements plus any statutory interest we may be required to pay. In addition, if it is determined that we offered securities without properly registering them under federal or state law, or securing an exemption from registration, regulators could impose monetary fines or other sanctions as provided under these laws.  To date, we have not made a rescission offer and such an offer is not currently being contemplated.

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

22

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

In addition, although our common stock is traded on the Over the Counter Bulletin Board, or OTCBB, we have not yet experienced robust trading in our common stock. There can be no assurance that we will ever be able to successfully apply for listing on the American Stock Exchange or the NASDAQ Capital Market in the foreseeable future due to the trading price for our common stock, market capitalization, our working capital and revenue history. Failure to list our shares on the American Stock Exchange or the NASDAQ Capital Market will impair the liquidity for our common stock.

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

Penny stocks can be very risky.  Prices often are not available. Investors in penny stocks are often unable to sell stock back to the dealer that sold them the stock. Thus an investor may lose his or her investment. Our common stock is a "penny stock" and thus is subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may adversely affect the ability of holders of our common stock to resell their shares in the secondary market.

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

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On September 25, 2007, the SEC declared effective our registration statement on Form SB-2 (File No. 333-144668) relating to the offer and sale of 12,500,000 shares of common stock, at a price of $0.20 per share.  The aggregate price of the offering amount registered was $2,500,000.  There is no underwriter involved in this offering.  As of September 30, 2007, no shares have been sold in this offering.

During August 2007, we issued an aggregate of 214,358 shares of common stock to repay loans totaling $15,005, an aggregate of 1,459,688 shares of common stock for services valued at $69,800 and an aggregate of 200,000 shares of common stock to two private investors for cash proceeds of $8,000.  In addition, we issued to two private investors warrants to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.04 per share.  As of September 30, 2007, none of the warrants had been exercised.  The issuances were made in reliance on Section 4(2) of the Securities Act, and without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

During September 2007, we issued an aggregate of 500,000 shares of common stock for services valued at $20,000 and an aggregate of 1,030,000 shares of common stock to two private investors for cash proceeds of $51,500 less offering costs of $2,500.  The issuances were made in reliance on Section 4(2) of the Securities Act, and without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

ITEM 3.

Defaults Upon Senior Securities

Not applicable.

ITEM 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

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

Dated November 9, 2007

Enable IPC Corporation

By:

/s/ David A. Walker

By:

/s/ Anna Rhee

David A. Walker

Anna Rhee

Chief Executive Officer

Chief Financial Officer

25