Form 10QSB
period 2007-12-31
ENABLE IPC CORP
filed 2008-02-14
CIK 1326068

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007

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

At December 31, 2007, the registrant had outstanding 26,999,976 shares of common stock with a par value of $0.001 per share.

Transitional Small Business disclosure format:   Yes ☐   No ☑

ENABLE IPC CORPORATION

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Condensed Balance Sheet
as of December 31, 2007 (Unaudited) and March 31, 2007

Condensed Statements of Operations (Unaudited)
for the three months ended December 31, 2007 and December 31, 2006,

the nine months ended December 31, 2007 and December 31, 2006,

and the period from March 17, 2005 (Inception) through December 31, 2007.

Condensed Statement of Stockholders' Deficit (Unaudited)
for the period from March 17, 2005 (Inception) through December 31, 2007

Statements of Cash Flows (Unaudited)
for the nine months ended December 31, 2007 and December 31, 2006, and the period from March 17, 2005 (Inception) through December 30, 2007

Notes to Condensed Financial Statements (Unaudited)

8

Item 2.

Management's Discussion and Analysis or Plan of Operation

10

Item 3.

Controls and Procedures

14

PART II – OTHER INFORMATION

14

Item 1.

Legal Proceedings

14

Item 1A.

Risk Factors

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.

Defaults Upon Senior Securities

22

Item 4.

Submission of Matters to a Vote of Security Holders

22

Item 5.

Other Information

23

Item 6.

Exhibits

24

SIGNATURES

24

PART 1 -- FINANCIAL INFORMATION

ITEM 1.

Financial Statements

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
	December 31, 2007	March 31, 2007
	(Unaudited)
Current assets
Cash	$ 1,902	$ 21,913
Prepaid expenses due within 12 months	20,892	19,184
Other receivable	-	240
Total current assets	22,794	41,337

Fixed assets, net	11,975	13,346

Intangible assets, net	743,783	534,536

Total assets	$ 778,552	$ 589,219

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 110,745	$ 84,685
Accrued expenses and other current liabilities	273,993	216,553
Due to stockholders, net of discounts	251,938	249,314
Minimum royalty payments due within 12 months	45,000	45,000
Total current liabilities	681,676	595,552

Long-term liabilities
Present value of minimum royalty payments	887,280	663,177

Total liabilities	1,568,956	1,258,729

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 50,000,000 shares
authorized, 26,999,796 shares issued and outstanding	26,999	14,922
Additional paid-in capital	1,117,165	514,141
Additional paid-in capital - warrants	88,000	-
Prepaid services paid in common stock	(100,000)	-
Accumulated deficit	(1,922,568)	(1,198,573)
Total stockholders' deficit	(790,404)	(669,510)

Total liabilities and stockholders' deficit	$ 778,552	$ 589,219

See Accompanying Notes to Financial Statements

4

ENABLE IPC CORPORATION (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

					March 17, 2005
	Three months ended December 31,		Nine months ended December 31		( (Inception) through
	2007	2006	2007	2006	December 31, 2007
Revenues	$ -	$ -	$ -	$ -	$ -
Operating expenses
General and administrative expenses
Legal and professional fees	136,721	17,175	198,024	31,410	355,661
Wages and salaries	37,500	37,500	112,500	112,500	419,908
Research and development	32,644	26,472	130,232	89,957	414,018
Other general and administrative	79,167	40,684	214,010	119,282	536,540
Total general and administrative expenses	286,032	121,831	654,766	353,149	1,726,127
Loss from operations	(286,032)	(121,831)	(654,766)	(353,149)	(1,726,127)
Interest expense	(32,013)	(16,257)	(69,229)	(48,654)	(194,938)
Loss before provision for income taxes	(318,045)	(138,088)	(723,995)	(401,803)	(1,921,065)
Provision for income taxes	-	-	-	(843)	(1,503)
Net loss	$ (318,045)	$ (138,088)	$ (723,995)	$ (402,646)	$(1,922,568)
Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.03)	$ (0.14)
Basic and diluted weighted average common shares outstanding	24,815,443	12,574,918	20,868,766	12,139,638	13,654,964
	See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

Common Stock

	Shares	Amount	Additional Paid-in Capital	Prepaid Services Paid in Common Stock	Accumulated Deficit	Stockholders' Deficit
Balance at March 17, 2005 (Date of inception)	$ -	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash	2,546,216	2,546	10,185	-	-	12,731

Common stock issued for office supplies	521,584	522	2,086	-	-	2,608

Common stock issued for patent assignment related to Technology and Patent Agreement	2,000,000	2,000	8,000	-	-	10,000

Common stock issued for fixed assets	2,780,200	2,780	11,121	-	-	13,901

Common stock issued for services	1,000,000	1,000	4,000	-	-	5,000

Net loss	-	-	-	-	(20,533)	(20,533)

Balance at March 31, 2005	8,848,000	8,848	35,392	-	(20,533)	23,707

Common stock issued for cash	2,807,000	2,807	265,593	-	-	268,400

Net loss	-	-	-	-	(531,152)	(531,152)

Balance at March 31, 2006	11,655,000	11,655	300,985	-	(551,685)	(239,045)

Common stock issued for cash	3,017,497	3,017	195,906	-	-	198,923

Common stock issued for services	150,000	150	10,350	-	-	10,500

Common stock issued in satisfaction of obligations due to stockholders	100,000	100	6,900	-	-	7,000

Net loss	-	-	-	-	(646,888)	(646,888)

Balance at March 31, 2007	14,922,497	14,922	514,141	-	(1,198,573)	(669,510)

Common stock issued for cash	7,580,000	7,580	228,487	-	-	236,067

Common stock issued for services	3,282,941	3,283	258,746	-	-	262,029

Common stock issued for prepaid services	1,000,000	1,000	99,000	(100,000)	-	-

Common stock issued in satisfaction of due to stockholders	214,358	214	14,791	-	-	15,005

Warrants issued in conjunction with due to related parties	-	-	90,000	-	-	90,000

Net loss	-	-	-	-	(723,995)	(723,995)

Balance at December 31, 2007 (unaudited)	26,999,796	$ 26,999	$1,205,165	($100,000)	$(1,922,568)	$ (790,404)

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months ended December 31, 2007	Nine Months ended December 31, 2006	March 17, 2005 (Inception) through December 31, 2007

Cash flows from operating activities:
Net loss	$ (723,995)	$ (402,646)	$ (1,922,568)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	26,785	25,753	94,902
Stock based compensation	262,029	10,500	277,529
Stock based compensation related to office supplies	-	-	2,608
Interest accrued on present value of minimum royalty payments	53,112	47,604	177,432
Changes in operating assets and liabilities:
Prepaid expenses	(1,708)	(638)	(20,892)
Accounts payable	(36,137)	9,800	62,480
Other receivables	240	-	-
Accrued liabilities	57,440	119,937	377,440
Net cash used by operating activities	(362,234)	(189,690)	(951,079)

Cash flows from investing activities:
Purchase of fixed assets	(1,473)	-	(9,714)
Net cash used by investing activities	(1,473)	-	(9,714)

Cash flows from financing activities:
Issuance of common stock for cash	238,067	54,975	718,121
Change in due to stockholders	105,629	133,416	244,574
Net cash provided by financing activities	343,696	188,391	962,695

Net change in cash	(20,011)	(1,299)	1,902

Beginning balance, April 1	21,913	1,374	-

Ending balance, December 31	$ 1,902	$ 75	$ 1,902

(Continued)

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Nine Months ended December 31, 2007	Nine Months ended December 31, 2006	March 17, 2005 (Inception) through December 31, 2007

Schedule of non-cash investing and financing activities:
Issuance of 2,780,200 shares for fixed assets	$ -	$ -	$ 13,901

Issuance of 1,000,000 shares for prepaid services	$ 100,000	$ -	$ 100,000

Purchase of intangible asset
Issuance of 2,000,000 shares related to Technology
and Patent Assignment	$ -	$ -	$ 10,000
Present value of minimum royalty payments related to
Technology and Patent Assignment	-	-	583,857
License fee for patent relating to ultracapacitor
technology from University of Wisconsin (WARF)	62,197	-	62,197
Present value of minimum royalty payments related to
license from University of Wisconsin (WARF)	170,992	-	170,992

	$ 233,189	$ -	$ 827,046

Issuance of warrants in conjunction with due to stockholders	$ 90,000	$ -	$ 90,000

Issuance of common stock in satisfaction of obligations due to stockholders	$ 15,005	$ 7,000	$ 22,005

Supplemental disclosure for
Cash paid for
Interest	$ 16,117	$ 190	$ 17,506
Income taxes	$ -	$ 843	$ 1,503

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of December 31, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Note 3.

Related-Party Transactions

Services

At December 31, 2007, the Company owed $251,938 to related parties.  Of this amount, $246,438 was owed to two shareholders for consulting services rendered to the Company.  In addition, the Company owed a total of $5,500 to Board members for services rendered.

Loans

The Company had two outstanding loans payable to shareholders on December 31, 2007.  They are summarized as follows:

ENABLE IPC CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The first loan was for $50,000 at 13% interest per annum for a term of 24 months.  The lender also received warrants to purchase 1,250,000 restricted shares of common stock.  Proceeds of $50,000 were allocated to the warrants based on their estimated fair value (utilizing the Black-Scholes method) and credited to additional paid-in capital.  This amount is reflected as a discount against the notes payable and will be amortized to interest expense over the life of the note.  The Company is required to make monthly payments of $2,377 for 24 months.  Interest on this loan totals $7,050.  As of December 31, 2007 the Company had made five payments on this loan totaling $11,885 ($9,378 toward principal and $2,507 toward interest).  Total principal remaining on this loan on December 31, 2007 was $40,622.  Total unamortized discount also totaled $40,622.

The second loan was for $40,000 at 13% interest per annum for a term of 24 months.  The lender also received warrants to purchase 1,000,000 restricted shares of common stock.  Proceeds of $40,000 were allocated to the warrants based on their estimated fair value (utilizing the Black-Scholes method) and credited to additional paid-in capital.  This amount is reflected as a discount against the notes payable and will be amortized to interest expense over the life of the note.  The Company is required to make monthly payments of $1,905 for 24 months.  Interest on this loan totals $5,721.  As of December 31, 2007 the Company had made three payments on this loan totaling $5,715 ($4,390 toward principal and $1,325 toward interest).  Total principal remaining on this loan on December 31 was $35,610.  Total unamortized discount also totaled $35,610.

Note 4.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $1,922,569 for the period from March 17, 2005 (Date of Inception) through December 31, 2007.  The Company’s management is in the process of raising additional capital for the Company.  As part of this effort, during the fiscal year ending March 31, 2006, the Company issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400.  Also in September 2005 the Company issued to another private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of December 31, 2007.  During the year ended March 31, 2007, the Company issued an aggregate of 3,017,497 shares of common stock for cash proceeds of $202,225 (less offering costs of $3,302), 150,000 shares of common stock in payment for services valued at $10,500 and 100,000 shares of common stock to repay loans valued at an aggregate of $7,000.   Also, in February 2007, the Company issued to a private investor warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $0.01 per share, all of which had been exercised as of December 31, 2007 for proceeds of $2,500.  Finally, in February 2007, the Company issued to a private investor warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of December 31, 2007.  In April 2007, the Company issued an aggregate of 106,153 shares of common stock to two companies for services valued at $13,760.  In May 2007, the Company issued an aggregate of 2,500,000 shares of common stock to a private investor for proceeds of $75,000, less $350 in offering costs.  In June 2007, the Company issued 2,500,000 shares of common stock to a private investor for proceeds of $50,000, less $550 in offering costs.  In August 2007, the Company issued an aggregate of 214,358 shares of common stock to repay loans totaling $15,005, an aggregate of 1,459,688 shares of common stock for services valued at $69,800 and an aggregate of 200,000 shares of common stock to two private investors for cash proceeds of $8,000.  Also in August 2007, the Company issued to two private investors warrants to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.04 per share, 50,000 of which had been exercised as of December 31, 2007 for proceeds of $2,000.  In September 2007, the Company issued an aggregate of 500,000 shares of common stock for services valued at $20,000 and an aggregate of 1,030,000 shares of common stock to two private investors for cash proceeds of $51,500 less offering costs of $2,500.  In October 2007, the Company issued an aggregate of 1,076,190 shares of common stock to two private investors for services valued at $142,000.  In November 2007, the Company issued 50,000 shares of common stock to a private investor for proceeds of $10,000, less offering costs of $13.  In December 2007, the Company issued an aggregate of 1,000,000 shares of common stock to a private investor for proceeds of $40,000.  Also in December 2007, the Company issued an aggregate of 140,910 shares of its common stock to four private investors for services valued at $17,000 and 1,000,000 shares of its common stock for prepaid services valued at $100,000 to be performed between January 1 and December 31, 2008, which will be amortized over the period.

ENABLE IPC CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 5.

Present Value of Minimum Royalty Payments, Net

The Company has entered into a Technology and Patent Assignment Agreement (“Agreement”) granting the Company proprietary rights in consideration for royalties equal to 5% of the net sales of the product. The combined royalty amounts in any single calendar year must be at least equal to the amount shown in the schedule below, or else the 5% royalty shall not be paid, and instead the amount shown in the schedule below shall be paid. Future minimum annual royalty payments under the Agreement are as follows as of December 31, 2007:

2006

$

10,000

2007

15,000

2008

20,000

2009

45,000

2010

75,000

Thereafter ($100,000 per year)

1,500,000

$

1,665,000

=======

As of September 30, 2007, the Company had made neither the $10,000 payment for 2006 nor the $15,000 payment for 2007. The recipient of these payments has agreed to defer such payments until the Company has sufficient funds.

The Company recorded the present value of the above royalty payments totaling $583,857 (assuming a 10% per annum imputed interest rate) as part of the value of the intangible asset. As of December 31, 2007, the present value of minimum royalty payments, net is as follows:

Present value of minimum royalty payments

$

583,857

Plus:  Accrued interest on minimum royalty payments

175,558

Less:  Minimum royalty payments due within 12 months

(45,000)

Present value of minimum royalty payments, net

$

714,415
                                                                                                                    =======

In December 2007, the Company entered into an Exclusive License Agreement (“License”) granting the Company exclusive, proprietary rights in consideration for royalties equal to 5% of the net sales of the product, beginning December 31, 2010. The combined royalty amounts in any single calendar year must be $25,000, or 5% of the total selling price of the products sold, whichever is greater.

The Company recorded the present value of the above royalty payments totaling $233,189 (assuming a 10% per annum imputed interest rate) as part of the value of the intangible asset. As of December 31, 2007, the present value of minimum royalty payments, net is as follows:

Present value of minimum royalty payments

       $

170,991

Plus:  Accrued interest on minimum royalty payments

    1,874

Present value of minimum royalty payments, net

       $

172,865
                                                                                                        ==========

ENABLE IPC CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

In August 2007, the Company issued an aggregate of 214,358 shares of common stock to repay loans totaling $15,005, an aggregate of 1,459,688 shares of common stock for services valued at $69,800 and an aggregate of 200,000 shares of common stock to two private investors for cash proceeds of $8,000.  Also in August 2007, the Company issued to two private investors warrants to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.04 per share, 50,000 of which had been exercised as of December 31, 2007 for proceeds of $2,000.  In September 2007, the Company issued an aggregate of 500,000 shares of common stock for services valued at $20,000 and an aggregate of 1,030,000 shares of common stock to two private investors for cash proceeds of $51,500 less offering costs of $2,500.

In October 2007, the Company issued an aggregate of 1,076,190 shares of common stock to two private investors for services valued at $142,000.  In November 2007, the Company issued 50,000 shares of common stock to a private investor for proceeds of $10,000, less offering costs of $13.  Also in November the Company received proceeds of $2,500 from the exercise of 250,000 warrants granted to a private investor in February 2007.  In December 2007, the Company issued an aggregate of 1,000,000 shares of common stock to a private investor for proceeds of $40,000.  Also in December 2007, the Company issued an aggregate of 140,910 shares of its common stock to four private investors for services valued at $117,000 and 1,000,000 shares of its common stock for prepaid services to be performed between January 1 and December 31, 2008, which will be amortized over the period.

Note 7.

Subsequent Events

On February 12, 2008, the Company’s Chief Financial Officer, Anna Rhee, resigned due to other commitments.  In the interim, CEO David Walker has taken on the duties of acting CFO.

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

In addition, we have entered into an Exclusive License Agreement (“License”) with the Wisconsin Alumni Research Foundation (the licensing arm of the University of Wisconsin) which will allow us to eventually commercialize and sell an ultracapacitor technology. We believe this technology will allow us to make ultracapacitors which will compliment our microbattery as well as meet performance specifications for existing consumer products, and possibly industrial and transportation products.  We currently anticipate that our ultracapacitors will be our initial products, but do not have an estimated launch date.

To date, we have commenced limited business operations and have realized no income. We have funded our operations through private placements of equity and loans and contributions from our founders. We have incurred a net loss from operations from inception through December 31, 2007, of $1,922,569.

Results of Operations

Three months ended December 31, 2007 compared to three months ended December 31, 2006

Revenues.   We did not generate any revenue in the three months ended December 31, 2007, as our focus since inception has been on raising funds to conduct the research and development of our technology. We also generated no revenue during the three-month period ended December 31, 2006. We are a development stage company in our second year of research and development activities, and do not anticipate receiving revenue until we complete product development. There can be no assurance that we will ever receive revenues or reach profitability.

General and Administrative Expenses.  General and administrative expenses for the three months ended December 31, 2007 were $286,032, higher than the $121,831 in general and administrative expenses during the same period in 2006.  These expenses for the three months ended December 31, 2007 included $37,500 in wages and salaries to our sole employee, which equaled the wage expenses for the comparable period in 2006. In the three months ended December 31, 2007, we incurred $136,721 in legal and professional fees, consisting of $3,300 in auditor fees, $114,245 in investor relations activities and $19,176 in legal fees. This total was nearly eight times the legal and professional fees of $17,175 for the three-month period ended December 31, 2006, reflecting the increased costs associated with being a public company. We had $32,644 in research and development expenses for the three months ended December 31, 2007, an increase from $26,472 for the three months ended December 31, 2006, due to increased research and development activity relating primarily to our new ultracapacitor technology. We incurred $79,167 in other expenses during the three months ended December 31, 2007, an increase from the $40,684 in other expenses we incurred for the three months ended December 31, 2006. The 2007 expenses consisted of $9,974 in depreciation and amortization, a slight increase from $8,584 for the same period in 2006; $4,500 in Board member services, a decrease from $14,500 for the same period in 2006 due to decreased Board activities during the period; $4,437 in insurance, an increase from $1,152 for the same period in 2006, due to the addition of our director’s and officer’s liability insurance policy; $15,026 for conferences, shows, web and brochure design and printing, an increase from $191 for the same period in 2006, due primarily to increased participation in industry-related conferences; $15,900 for consulting expenses, an increase from $1,050 for the same period in 2006, due to an increase in consultants’ activities and the addition of two consultants; $9,277 in rent, a slight decrease from $9,504 for the same period in 2006 due primarily to a decrease in shared area charges; $10,587 in travel and travel related expenses, over seven times the travel costs of $1,416 for the comparable period in 2006, due to an increase in conference participation during the period and travel related to research and development on the ultracapacitor technology; and $9,466 in other expenses, an increase from $4,287 during the same period in 2006. We anticipate that as we ramp up our operations (including incurring the obligations of a public company), our general and administrative expenses will increase significantly.

Sales and Marketing Expenses.  We did not incur sales and marketing expenses for the three months ended December 31, 2007, but intend to develop our sales and marketing efforts at a measured pace until our products are ready for introduction into the market. We also incurred no sales and marketing expenses for the three months ended December 31, 2006.

Interest Income/Expense   We had interest expense of $32,013 for the three months ended December 31, 2007, compared to interest expense of $16,257 for the comparable period in 2006.  The increase was primarily attributable to interest on the additional royalties due to Dr. Choi under the Technology and Patent Assignment Agreement and to interest on loans from shareholders.

Net Loss.  As a result of the foregoing factors, our net loss was $318,045 or $0.01 per share, for the three months ended December 31, 2007. This loss is greater than the net loss of $138,088, or $0.01 per share, for the three months ended December 31, 2006.

Nine months ended December 31, 2007 compared to nine months ended December 3, 2006

Revenues.   We did not generate any revenue in the nine months ended December 31, 2007, as our focus since inception has been on raising funds to conduct the research and development of our technology. We also generated no revenue during the six-month period ended December 31, 2006. We are a development stage company in our second year of research and development activities, and do not anticipate receiving revenue until we complete product development. There can be no assurance that we will ever receive revenues or reach profitability.

General and Administrative Expenses.  General and administrative expenses for the nine months ended December 31, 2007 were $654,766, higher than the $353,149 in general and administrative expenses during the same period in 2006.  These expenses for the nine months ended December 31, 2007 included $112,500 in wages and salaries to our sole employee, which equaled the wage expenses for the comparable period in 2006. In the nine months ended December 31, 2007, we incurred $198,024 in legal and professional fees, consisting of $15,700 in auditor fees, $131,081 in investor relations activities and $51,243 in legal fees. This total was over six times the legal and professional fees of $31,410 for the nine month period ended December 31, 2006, consisting of $10,300 in auditor fees, $17,250 in investor relations activities and $3,861 in legal fees, each reflecting the increased costs associated with being a public company. We had $130,232 in research and development expenses for the nine months ended December 31, 2007, an increase from $89,957 for the nine months ended December 31, 2006, due to increased research and development activity relating primarily to our new ultracapacitor technology. We incurred $214,010 in other expenses during the nine months ended December 31, 2007, an increase from the $119,282 in other expenses we incurred for the nine months ended December 31, 2006. These 2007 expenses consisted of $26,785 in depreciation and amortization, a slight increase from the $25,754 for the same period in 2006; $12,500 in Board member services, a decrease from the $22,000 for the same period in 2006 due to a decrease in Board services; $11,373 in insurance, an increase from $1,152 for the same period in 2006, due to the addition of our director’s and officer’s liability insurance policy; $30,424 for conferences, shows, web and brochure design and printing, an increase from the $12,906 for the same period in 2006 due primarily to increased participation at industry related conferences; $60,350 for consulting expenses, a large increase from $3,600 for the same period in 2006, due to an increase in consultants’ activities and the addition of two consultants; $28,326 in rent, an increase from $24,619 for the same period in 2006, mostly due to a structured increase provided in our lease; $18,975 in travel and related expenses, an increase from $7,470 for the same period in 2006, due to an increase in conference participation during the period and travel related to research and development on the ultracapacitor technology; $8,951 in office-related expenses, a decrease from $11,036 in officer-related expenses for the same period in 2006; and $16,325 in other expenses, an increase from $10,745 during the same period in 2006. We anticipate that as we ramp up our operations (including incurring the obligations of a public company), our general and administrative expenses will increase significantly.

Sales and Marketing Expenses.  We did not incur sales and marketing expenses for the nine months ended December 31, 2007, but intend to develop our sales and marketing efforts at a measured pace until our products are ready for introduction into the market. We also incurred no sales and marketing expenses for the nine months ended December 31, 2006.

Interest Income/Expense.  We had interest expense of $69,229 for the nine months ended December 31, 2007, compared to interest expense of $48,654 for the comparable period in 2006.  The increase was primarily attributable to interest on the additional royalties due to Dr. Choi under the Technology and Patent Assignment Agreement and to interest on loans from shareholders.

Net Loss.  As a result of the foregoing factors, our net loss was $723,995 or $0.03 per share, for the nine months ended December 31, 2007. This loss is greater than the net loss of $402,646, or $0.03 per share, for the nine months ended December 31, 2006.

Liquidity and Capital Resources

From our date of inception (March 17, 2005), we have obtained the majority of our cash resources from private placements of equity and loans and contributions from our founders. Our operating plan for the years ending March 31, 2008 and 2009 is focused on development of our products. We currently anticipate that cash of $2,500,000 is required to support this plan. At December 31, 2007, we had only $1,902 in cash, and had a burn rate of approximately $32,500 per month. We are in the process of raising additional capital.

During the fiscal year ended March 31, 2006, we issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400, and issued a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share (such warrant had not been exercised as of December 31, 2007).  In the fiscal year ended March 31, 2007, we issued an aggregate of 3,017,497 shares of common stock for cash proceeds of $198,923.  We have continued to raise funds during the first nine months of fiscal 2008.  During the nine months ended December 31, 2007, we raised an aggregate of $234,500 in cash (less a total of $3,413 in offering costs) as consideration for the issuance of an aggregate of 7,280,000 shares of common stock.  We also issued an aggregate of 3,282,221 shares of common stock during this period for services valued at a total of $262,560, issued an aggregate of 214,358 shares of common stock to repay loans of $15,005, and issued warrants to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.04 per share (at December 31, 2007, warrants had been exercised to purchase 50,000 shares of common stock).   In December 2007, we issued an aggregate of 1,000,000 shares of common stock for prepaid services valued at $100,000 to be performed between January 1 and December 31, 2008, which will be amortized over the period.

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

During the nine months ended December 31, 2007, we continued to spend cash to fund our operations. Cash used by operating activities for the nine months ended December 31, 2007 equaled $362,234, and consisted principally of our net loss of $723,995, decreases in prepaid expenses of $1,708 and accounts payable of $36,137, and increases in other receivables of $240, accrued liabilities of $57,440, interest of $53,112 accrued on the present value of our minimum royalty payments to Dr. Choi, stock-based compensation of $262,029 and depreciation and amortization of $26,785. During the comparable period in 2006, net cash of $189,690 was used by operating activities, consisting of our net loss of $402,646, offset by a decrease in prepaid expenses of $638 and increases in accounts payable of $9,800, accrued liabilities of $119,937, interest of $47,604 accrued on the above referenced royalty payments, stock-based compensation of $10,500 and depreciation and amortization of $25,753.

During the nine months ended December 31, 2007 we had a decrease in cash used by investing activities totaling $1,473.  We had no cash flows from investing activities during the comparable period in 2006.

Cash flow from financing activities for the nine months ended December 31, 2007 produced a net increase in cash of $343,696, consisting of $238,067 from the issuance of common stock and $105,629 from an increase in the amounts due to our stockholders. During the nine months ended December 31, 2006, cash flows from financing activities produced a net increase of cash of $188,391, consisting of $54,975 from the issuance of common stock and $133,416 from an increase in the amounts due to our stockholders.

As of December 31, 2007, we had cash of $1,902, a decrease from the balance of $21,913 at March 31, 2007. Our working capital deficit decreased to $658,882 at December 31, 2007, from $554,215 at March 31, 2007. There were no material commitments for capital expenditures at December 31, 2007.

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

As of December 31, 2007, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. We may not be able to secure funding in the future necessary to complete our intended research and development activities. We have certain minimum annual royalty payments to Dr. Sung H. Choi pursuant to the Technology and Patent Assignment.

These minimum annual royalty payments are as follows:

2006

$

10,000

2007

15,000

2008

20,000

2009

45,000

2010

75,000

Thereafter ($100,000 per  year)

1,500,000

$

1,665,000
                                                                                   ==========

As of December 31, 2007, the payments of $10,000 due in 2006 and $15,000 due in 2007 had not been paid.  Dr. Choi has agreed to defer the payments until such time as the company has adequate funds.

In addition, in December 2007 we entered into an Exclusive License Agreement with the Wisconsin Alumni Research Foundation (“WARF”, the licensing arm of the University of Wisconsin).  Pursuant to this agreement we have agreed to pay an up-front license fee of $50,000 in two installments of $25,000 each (the first one due January 12, 2008 and the second one due November 21, 2008) and to reimburse WARF for their patent costs, which amounted to $12,197 as of December 31, 2007.  As of December 31, 2007 none of these payments had been made.

This Exclusive License Agreement also require us to pay a minimum annual royalty fee of $25,000 per year beginning December 31, 2010 and continuing for the life of the patent.

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

ITEM 3.

Controls and Procedures

Based on an evaluation conducted within 90 days prior to the filing date of this quarterly report, our Chief Executive Officer and acting Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

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

For the period from March 17, 2005 (date of inception) through December 31, 2007, we had net losses from operations of $1,922,568. We will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to product research and development. In addition, we plan to invest in additional employees to assist with product development and to build our infrastructure to comply with the requirements of being a publicly traded company. Our management believes these expenditures are necessary to commercialize our technology and to penetrate the markets for our products. If our revenue growth is slower than anticipated or our operating expenses exceed expectations, our losses will be significantly greater. We may never achieve profitability.

If we do not raise additional capital, we may have to curtail or even cease operations.

Our operating plan for the years ending March 31, 2008 and 2009 is focused on development of our products. We currently anticipate that cash of $2,500,000 will be required to support this plan. At December 31, 2007, we had only $1,902 in cash. We are actively seeking additional funding.

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

In the microbattery market, we compete with Energizer, Duracell and Rayovac, which sell batteries incorporating competing technologies. We also compete with several small companies that use competing technologies to manufacture thin film batteries. One of these competitors, Oak Ridge Micro-Energy, Inc. announced on April 4, 2006 that it has established its first manufacturing line for Lilon batteries, which will help the company eventually to obtain high volume manufacturing capability. We do not know the sales price of the products that Oak Ridge Micro-Energy, Inc. plans to produce and sell, and do not know whether we will be able to compete with such products. If the sales price of the batteries to be sold by Oak Ridge Micro-Energy, Inc. is less than ours and if such batteries are able to penetrate these and other markets successfully, it could have a material adverse impact on our business. We have also been informed that another competitor, Front Edge Technologies, Inc., is currently selling products for specialized government applications. We do not know the specific products or their sales prices, and so do not know whether our proposed products will be competitive with those sold by Front Edge Technologies, Inc. In November 2006, Wired Magazine reported that one of our competitors, Solicore, was working with Visa to use thin film batteries in smart cards with on-board displays. Finally, Infinite Power Solutions, Inc., a licensee of Oak Ridge National Energy Lab, announced that it plans to begin production of its thin film batteries in early 2008.

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

In addition, nanowire-based microbattery technologies that are similar, but not identical, to ours have been developed at MIT and Stanford, with very good initial results.  These technologies might be closer to full commercialization that ours.

Certain products from which we are excluded from pursuing may prove more lucrative than the products we may and do choose to pursue.

We have entered into an exclusive license agreement with the University of Wisconsin that limits our use of patented ultracapacitor technology for the consumer electronics field of use.  However, we are currently prohibited from using the technology in other fields of use, such as, for example, power tools. These prohibited fields of use may prove to be more lucrative than any permitted use we do pursue.

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

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In October 2007, the Company issued an aggregate of 1,076,190 shares of common stock to two private investors for services valued at $142,000. The issuances were made in reliance on Section 4(2) of the Securities Act, and without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

In November 2007, the Company issued 50,000 shares of common stock to a private investor for proceeds of $10,000, less offering costs of $13.  The issuances were made in reliance on Section 4(2) of the Securities Act, and without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

In December 2007, the Company issued an aggregate of 1,000,000 shares of common stock to a private investor for proceeds of $40,000.  Also in December 2007, the Company issued an aggregate of 140,910 shares of its common stock to four private investors for services valued at $17,000 and 1,000,000 shares of its common stock for prepaid services valued at $100,000 to be performed between January 1 and December 31, 2008, which will be amortized over the period. The issuances were made in reliance on Section 4(2) of the Securities Act, and without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

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
10.1

Technology and Patent Assignment dated March 17, 2005 by and between the Registrant and Dr. Sung H. Choi (filed as Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement on June 3, 2005 and incorporated herein by reference)

10.2

Sublease Agreement effective March 15, 2005 by and between the Registrant and Rastiff Business Ventures, Inc. (filed as Exhibit 10.2 to the Registrant’s Form SB-2 Registration Statement on June 3, 2005 and incorporated herein by reference)

10.3

Standard Industrial/Commercial Multi-Tenant Lease-Gross dated December 10, 2004 by and between Rastiff Business Ventures, Inc. and Paragon Business Center (filed as Exhibit 10.3 to the Registrant’s Amendment No. 1 to Form SB-2 Registration Statement on September 30, 2005 and incorporated herein by reference)

10.4

Employment Agreement dated March 15, 2005 by and between the Registrant and David A. Walker (filed as Exhibit 10.4 to the Registrant’s Form SB-2 Registration Statement on June 3, 2005 and incorporated herein by reference)

10.5

Consulting Agreement dated March 15, 2005 by and between the Registrant and Mark A. Daugherty (filed as Exhibit 10.5 to the Registrant’s Form SB-2 Registration Statement on June 3, 2005 and incorporated herein by reference)

10.6

Consulting Agreement dated March 15, 2005 by and between the Registrant and Dr. Sung N. Choi (filed as Exhibit 10.6 to the Registrant’s Form SB-2 Registration Statement on June 3, 2005 and incorporated herein by reference)

10.7

Exclusive License Agreement dated November 21, 2007, by and between the Registrant and Wisconsin Alumni Research Foundation (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 19, 2007 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and acting Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and acting Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 14, 2008

Enable IPC Corporation

By:

/s/ David A. Walker

David A. Walker

Chief Executive Officer and

Acting Chief Financial Officer

(Principal Financial and Accounting Officer)