Form 10-K
period 2008-03-31
ENABLE IPC CORP
filed 2008-06-30
CIK 1326068

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2008

☐

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number 000-51590

ENABLE IPC CORPORATION

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3718471 (I.R.S. Employer Identification Number)

29033 Avenue Sherman, Unit 202

Valencia, California 91355

(Address of principal executive offices)

(661) 775-9273

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $.001par value; traded on OTCBB

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

The Registrant had no revenues for its most recent fiscal year.

The aggregate market value of common shares of voting and non-voting common shares held by non-affiliates, based on the closing price of such stock on March 31, 2008, was $1,315,908.  Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 2008, the Registrant had outstanding 31,463,996 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this annual report on Form 10-KSB to the extent stated herein.  Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended March 31, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☑

TABLE OF CONTENTS

Page

PART I

Item 1.

Description of Business

4

Item 1A.

Risk Factors

12

Item 2.

Description of Property

21

Item 3.

Legal Proceedings

21

Item 4.

Submission of Matters To a Vote of Security Holders

21

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters
and Small Business Issuer Purchases of Equity Securities

21

Item 6.

Management's Discussion and Analysis or Plan of Operation

22

Item 7.

Financial Statements

27

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

36

Item 8A(T).

Controls and Procedures

36

Item 8B.

Other Information

36

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and
Corporate Governance; Compliance with Section 16(a) of the Exchange Act

37

Item 10.

Executive Compensation

37

Item 11.

Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters

37

Item 12.

Certain Relationships and Related Transactions and Director Independence

37

Item 13.

Exhibits

37

Item 14.

Principal Accountant Fees and Services

38

PART I

Certain statements in this annual report constitute forward-looking statements.  These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  The forward-looking statements in this annual report are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will," "estimate," "continue" and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements.  Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this annual report.  Readers are urged to carefully review and consider the various disclosures made by us in this annual report, including those set forth under "Risk Factors."

ITEM 1.

DESCRIPTION OF BUSINESS

Enable IPC Corporation (“Enable”, “we” or “us”) is a Delaware corporation originally established to develop and commercialize rechargeable batteries for use in low power applications.  One of our products will be a thin film lithium battery.   A patent application covering this technology was assigned to us in March 2005 by Dr. Sung H. Choi, our Technical Advisor and a principal stockholder.  This initial product is in the very earliest stage of development.

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

In addition, we are working with the University of Wisconsin (“UW”) to develop, license and eventually commercialize and sell an ultracapacitor technology.  This technology was developed at UW and is covered by a patent application.  We have entered into an Exclusive License Agreement with UW’s licensing arm, the Wisconsin Alumni Research Fund (“WARF”), which will allow us to eventually commercialize and sell an ultracapacitor technology.

We believe this technology will allow us to make ultracapacitors which will compliment our microbattery as well as meet performance specifications for existing consumer, industrial and possibly transportation products.  The technology utilizes nanoparticles to increase capacitor performance for a lower overall cost.  To date, we have tested, demonstrated the device and conducted life cycle tests in the laboratory. However, the device has not been fully characterized, packaged or tested in varying environmental conditions.  We currently anticipate that our ultracapacitor will be our initial product, but do not have an estimated launch date.

Background

We were incorporated in March 2005 in the State of Delaware.  We have commenced limited business operations, but have not yet realized any income.  We have incurred a net loss from operations from inception through March 31, 2008 of $2,196,725.

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

The market is considered mature. Standard configurations have been around for decades (sizes D, C, AA, AAA, 9V and lantern batteries are standard sizes used in thousands of devices for years) and other, more specialized configurations have evolved as well, as demand has been driven forward by new, portable electronic equipment.

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

Products

We plan to license or manufacture and sell (through joint venture or acquisition arrangements) specialized rechargeable thin film, nanowire-based lithium batteries for low power applications.  We believe that these batteries will provide solutions to significant problems faced by battery manufacturers for years, as they will provide for significant cycling times and life span improvements while costing a fraction of the cost of batteries utilizing currently available technologies.

Batteries provide electrical power to devices through a chemical reaction that causes electrons.  Electrons from the battery materials gather on the negative (-) or anode side, and flow from the negative (-) pole to the positive (+), or cathode, side (see Figure 1).

Fig. 1

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

Attribute	Advantage
Capacity (how much power the battery holds) Lithium ion batteries have approximately 40% more capacity than comparable NiCad.	LiIon
Weight Typically 50% lighter than NiCad	LiIon
Volume (size) Typically 30% to 50% smaller than NiCad	LiIon
Self-discharge (when not in use, these batteries tend to gradually discharge) LiIon discharge approximately 0.16% per month; recent developments dropped NiCad from around 5% to 1% per day	LiIon
Recharge time Full recharge approximately 2.5 hours for LiIon; between 4 and 5 hours for NiCad	LiIon
Aging While reports vary, and manufacturers are mostly silent about the issue, both last for about 500 recharge cycles before significant degradation is seen.	Both

“Memory” effect (when not initially or often fully charged, batteries with “memory” tend to charge only to a certain point)

LiIon has no “memory” effect.  NiCad (despite some reports to the contrary) does.

LiIon
Cost / price Our 2003 survey of over 7,000 NiCad and LiIon batteries then currently for sale showed that NiCad batteries were generally less expensive than LiIon	NiCad

Despite the dominance of LiIon batteries, they still present certain challenges.  LiIon batteries are rechargeable and use different materials than other batteries.  The cathode in a LiIon battery is made of lithium cobalt oxide (LiCoO), an expensive material.  In addition, LiIon batteries need a special protective circuit for safety reasons when recharging.

Researchers have attempted to develop modifications to LiIon batteries which respond to certain of these issues.  Solid-state rechargeable lithium and LiIon batteries that measure less than 15 µm thick (about the thickness of plastic wrap) have been developed at the Oak Ridge National Laboratory (“ORNL”).  These batteries have high energy and power densities, can be cycled thousands of times and can be fabricated in arbitrary shapes and to any required size to meet the requirements of a specific application.  However, they have some issues relating to cost, degradation and discharge rates.

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

Fig.2

Fig. 3

Fig.4

These ORNL technologies represent a significant improvement in LiIon battery development, but have some severe limitations that have impeded commercialization to date.  These limitations include oxidation, packaging, low yields and high manufacturing costs.

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

We believe that our LiIon thin film batteries will be utilized in the following low power product areas:

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

Smart Cards.  “Smart” cards are credit card-like devices that have a chip built into the card that holds digitally-encoded information rather than a magnetic strip on the back.  There are a number of uses for smart cards, including identification, banking information, mass transit payments and tracking accumulated points for purchases.  Smart cards are more popular in Europe and the Pacific Rim than in the United States.   An independent analyst estimated that “by the beginning of 2010, over 6 billion smart cards will be in use worldwide and around 3.4 billion will be sold each year.” (“The Worldwide Market for Smart Cards and Semiconductors in Smart Cards,” Executive Summary, IMS Research Group, May 2006).  The idea of a single card that allows for identification, banking and other transactions is very attractive to a number of people and institutions.

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

Other Possible Applications.  Other possible applications for our batteries include:

•

Micro/nano satellites

•

Miniature transmitters

•

M2M communications

•

Neurological stimulators

•

“Smart” active labels

•

Sneaker lights

Battery Research and Development

We plan to continue research and development of our technology.  We have access to, and have been approved to use, certain equipment at the University of Idaho (“UI”), located in Moscow, Idaho, where Dr. Choi is currently teaching and overseeing a research laboratory.  UI routinely makes its facility available for research for business opportunities.   In the fiscal years ended March 31, 2008 and 2007,  we spent an aggregate of $154,022 for our battery research and development.  None of our research and development costs were borne by our customers.

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

Great Power Battery Co., Ltd.

•

Rickbery (HK), Ltd.

ORNL has licensed its thin film technology to five companies and has no plans to restrict the number of companies to whom it will license the technology in the future.  All of the following companies have nonexclusive licenses for low power fields of use, except cell phones, cameras and camcorders, laptops and toys:

•

Cymbet Corporation

•

Excellatron, Inc.

•

Front Edge Technology, Inc.

•

Infinite Power Solutions

•

Oak Ridge Micro-Energy, Inc.

None of the foregoing companies are currently engaged in mass production of thin film batteries, as they are limited technically and economically by the state of the technology. One of these competitors, Oak Ridge Micro-Energy, Inc. announced on March 14, 2008 that it now plans to license its technology, sell its research and development equipment and sublease its facility.  This is a strategy that would directly compete with us.  If Oak Ridgei s able to capitalize on these opportunities, it could have a material adverse impact on our business. We have also been informed that another competitor, Front Edge Technologies, Inc., is currently selling products for specialized government applications. We do not know the specific products or their respective sales prices, and so do not know whether our proposed products will be competitive with those sold by Front Edge Technologies, Inc.

There are other companies whom we know to be working on thin film batteries.  These companies include Ener1, Graphic Solutions, Inc., ITN Energy Systems, Solicore and Voltaflex. In January 2008, Solicore announced a multi-

year, multimillion unit agreement with Innovative Card Technologies, a smart card manufacturer.  If Solicore is able to deliver batteries that perform as well or better than ours for the same or a lower price, it could have a material adverse impact on our business.

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

Battery Intellectual Property

We currently have no issued patents. We have been assigned all rights, title and interest in and to a patent application (serial number 11/089781, filed on March 25, 2005) for a battery technology developed by Dr. Sung H. Choi, our Technical Advisor.  This patent application, entitled "Lithium Ion Rechargeable Battery Based on Nanostructures," was assigned to us by Dr. Choi in consideration for the issuance to him of an aggregate of 2,000,000 shares of our common stock plus an annual royalty of five percent of net sales of the products resulting from the technology.  The Technology and Patent Assignment provided for certain minimum annual royalty payments to Dr. Choi. These minimum annual royalty payments were as follows:

2006

 $ 10,000

2007

 $ 15,000

2008

 $ 20,000

2009

 $ 45,000

2010

 $ 75,000

Thereafter           $1,500,000

                             $1,665,000

In March 2008, we renegotiated the Technology and Patent Assignment to eliminate the minimum annual royalty payments due to Dr. Choi in exchange for increasing the royalties on future sales from 5% to 7.5% and the initial license fee from $10,000 to $100,000.  As of March 31, 2008, $10,000 of this license fee was paid.  The balance of the license fee was paid in April of 2008.

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

Fig. 5

Ultracapacitors (also known as “supercapacitors”) were first developed in the late 1950s. They had the ability to store more energy than standard capacitors but still suffer (in terms of energy) when compared to batteries.

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

Ultracapacitor Research & Development

Research and development of the ultracapacitor technology has been primarily conducted at the UW in Madison, Wisconsin with SolRayo, LLC.  SolRayo was founded by the inventors of the ultracapacitor technology, who are also researchers at the University of Wisconsin in Madison.  Through a joint venture agreement, we provided a combination of cash and common stock to help fund this research and development activity.

The joint development agreement called for certain cash and stock payments to be made as progress in the development of the ultracapacitor technology is realized.  We will provide up to $100,000 in payments to SolRayo in cash and common stock in four installments as four milestones are met.  These milestones are:

1.

The definition of a target performance specification,

2.

Creating a device that meets the defined performance specification in the lab,

3.

Packaging the device in a commercially acceptable manner that is amenable to mass production, and

4.

Providing beta test units to potential customers.

To date, we have met the first three of these milestones, and made payments of cash and stock aggregating $87,340 to SolRayo.  On January 31, 2008, we agreed with SolRayo that we would cease work under the joint development agreement and entered into consulting arrangements with the two key SolRayo technicians to continue the work under the direct supervision of our CTO, Mark Daugherty.

On December 13, 2007, we entered into an Exclusive License Agreement (the “License Agreement”) with WARF, in which WARF licensed to us the exclusive right to develop, make, use, sublicense and sell products relating to nanoparticle-based ultracapacitor patents and patent applications (the “Licensed Patents”) throughout the United States and, under certain conditions, certain foreign territories as may be later specified.  Under the License Agreement, we are obligated to develop and market the Licensed Patents during the term of the License Agreement.  WARF retains the right to grant to non-profit and governmental institutions non-exclusive licenses to use the Licensed Patents for non-commercial purposes.

As consideration for the license, we have agreed to pay WARF $50,000 in two equal installments, with the first payment of $25,000 due within 30 days of the date of the License Agreement and the second payment being due within one year.  We have made this first payment.  In addition, we have agreed to pay royalties for products sold with a guaranteed minimum amount of royalties to be paid beginning in 2010.  Finally, we have agreed to reimburse WARF for costs incurred in filing, prosecuting and maintaining the Licensed Patents.

The License Agreement will continue in force until the earlier of (i) the Licensed Patents becoming unenforceable or (ii) certain royalties, once begun, have ceased being paid for more than eight calendar quarters.

In the fiscal years ended March 31, 2008 and 2007, we spent an aggregate of $167,066 for our ultracapacitor research and development.  None of our research and development costs were borne by our customers.

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

Other competitors include NEC Tokin, Korchip, Nasscap, Shizuku, Cap-XX, Asahi, Batscap, Evan Capacitor, Nichion, Polystor and Power Systems.  We believe our competitive advantage lies in the ability to produce greater capacitance in a comparable amount of material for less overall cost.

Ultracapacitor Manufacturing/Sublicensing

The License Agreement allows us the opportunity to make, have made or sublicense the technology exclusively for the consumer electronics and industrial markets.  We may elect to manufacture our ultracapacitors.  In that event, we believe that access to manufacturing facilities and equipment will be readily available. We may also choose to outsource production, and believe that we will be able to access numerous contract manufacturers at a reasonable cost. We also believe that the raw materials required to manufacture our ultracapacitors – carbon sheets, nanoparticle raw materials, electrolyte and packaging materials - will be available from numerous suppliers.  We may also choose to sublicense the technology to another ultracapacitor manufacturer.

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

Employees

As of March 31, 2008, we employed one person in management and administration.  We currently utilize a number of outside consultants for our research and development activities.  None of our employees are members of a labor union.  Management believes that relations with our employees and consultants are good.

ITEM 1A.

RISK FACTORS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they:

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

Our independent auditors, L.L. Bradford & Co., have indicated that they have substantial doubt as to our ability to continue as a going concern. This opinion is based on their analysis of our financial condition (see "Report of Independent Registered Accounting Firm" in this annual report. This opinion could seriously hamper our ability to raise the additional funds we need to implement our business plan. If we cannot obtain additional funds, it is likely that we will be unable to implement our business plan.

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

For the period from March 17, 2005 (date of inception) through March 31, 2008, we had net losses from operations of $2,196,725. We will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to product research and development. In addition, we plan to invest in additional employees to assist with product development and to build our infrastructure to comply with the requirements of being a publicly traded company. Our management believes these expenditures are necessary to commercialize our technology and to penetrate the markets for our products. If our revenue growth is slower than anticipated or our operating expenses exceed expectations, our losses will be significantly greater. We may never achieve profitability.

If we do not raise additional capital, we may have to curtail or even cease operations.

Our operating plan for the year ending March 31, 2009 is focused on development of our products. We currently anticipate that cash of $2,500,000 will be required to support this plan. At March 31, 2008, we had only $40,171 in cash. We are actively seeking additional funding.

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

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees and consultants, particularly David A. Walker, our Chief Executive Officer, and Mark A. Daugherty, Ph.D., our Chief Technology Officer. The loss of the services of any of our executive officers or key employees or consultants could materially and adversely affect our business. Our employment agreement with Mr. Walker expired on March 31, 2007; however, he has verbally agreed to continue to provide his services and we are in the process of finalizing a new written employment agreement with him . We currently have no written agreement with Dr. Daugherty; however, he has verbally agreed to provide consulting services as needed and we are in the process of finalizing a new written consulting agreement.      We currently have no key man insurance for either Mr. Walker or Dr. Daugherty.

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

In the microbattery market, we compete with Energizer, Duracell and Rayovac, which sell batteries incorporating competing technologies. We also compete with several small companies that use competing technologies to manufacture thin film batteries. One of these competitors, Oak Ridge Micro-Energy, Inc. announced on March 14, 2008 that it now plans to license its technology, sell its research and development equipment and sublease its facility.  This is a strategy that would directly compete with us.  If Oak Ridge Micro-Energy, Inc. is able to capitalize on these opportunities, it could have a material adverse impact on our business.  We have also been informed that another competitor, Front Edge Technologies, Inc., is currently selling products for specialized government applications. We do not know the specific products or their sales prices, and so do not know whether our proposed products will be competitive with those sold by Front Edge Technologies, Inc.

There are other companies whom we know to be working on thin film batteries.  These companies include Ener1, Graphic Solutions, Inc., ITN Energy Systems, Solicore and Voltaflex.  In January 2008, Solicore announced a multi-year, multimillion unit agreement with Innovative Card Technologies, a smart card manufacturer.  If Solicore is able to deliver batteries that perform as well as or better than ours for the same or a lower price, it could have a material adverse impact on our business.

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

We have entered into an exclusive license agreement with the University of Wisconsin that limits our use of patented ultracapacitor technology to the consumer electronics field of use.  We are currently prohibited from using the technology in other fields of use, such as, for example, power tools. These prohibited fields of use may prove to be more lucrative than any permitted use we do pursue.

Nanotechnology is a science in its infancy and there may be dangers involved in its use.

Nanotechnology is defined in scientific circles by the use of materials less than 100 nanometers in size.  This is close to the dimensions of some molecules and atoms.  As this new branch of science progresses, we are finding out that, on the nanoscale, materials sometimes behave differently than they do on larger scales.  As a result, there is concern about health issues and toxicity.  Some nanoparticles have had unexpected effects, especially when used in medical experiments.  There is so little research done in this area to date that some have proposed a moratorium on selling nanotech-related products until the safety of such products can be fully assessed.

We have done no studies to determine the long term health effects of our products.  Although our products are not meant to be used in a human body, some issues could arise that might preclude us from using our product in certain markets.

 Risk Factors Related to Our Common Stock

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

If we decide to make a rescission offer, and if the rescission offer is accepted, we could be required to make aggregate payments to the holders of these shares and warrants in an amount equal to the value of all warrants and common stock issued in those placements plus statutory interest. Federal securities laws do not provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock that was not registered as required or was not otherwise exempt from such registration requirements. If any or all of the offerees reject the rescission offer, we may continue to be liable under federal and state securities laws for up to an amount equal to the value of all warrants and common stock issued in those placements plus any statutory interest we may be required to pay. In addition, if it is determined that we offered securities without properly registering them under federal or state law, or securing an exemption from registration, regulators could impose monetary fines or other sanctions as provided

Our issuance of additional common stock in exchange for services or to repay debt would dilute the proportionate ownership and voting rights of our stockholders and could have a negative impact on the market price of our common stock.

Our Board of Directors may generally issue shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our Board may deem relevant at that time.  During the year ended March 31, 2008, we issued a total of 5,099,641 shares of our common stock in payment for services, including prepaid services.  It is likely that we will issue additional securities to pay for services and reduce debt in the future.  It is possible that we will issue additional shares of common stock under circumstances we may deem appropriate at the time.

The elimination of monetary liability against our directors, officers and employees under our Certificate of Incorporation and the existence of indemnification rights for our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our Certificate of Incorporation contains provisions which eliminate the liability of our directors for monetary damages to Enable IPC and our stockholders.  Our Bylaws also require us to indemnify our officers and directors.  We may also have contractual indemnification obligations under our agreements with our directors, officers and employees.  The foregoing indemnification obligations could cause us to incur substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup.  These provisions and resultant costs may also discourage us from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit us and our stockholders.

Our directors have the right to authorize the issuance of shares of our preferred stock and additional shares of our common stock.

Our directors, within the limitations and restrictions contained in our Certificate of Incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series.  We have no intention of issuing shares of preferred stock at the present time.  Any issuance of shares of preferred stock could adversely affect the rights of holders of our common stock.

Should we issue additional shares of our common stock at a later time, each investor’s ownership interest in our stock would be proportionally reduced.  No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as Enable IPC, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934 (“Exchange Act”), and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission, and the trading market in our common stock is limited, which makes transactions in our stock cumbersome and may reduce the investment value of our stock.

Our common stock is “penny stock” because it is not registered on a national securities exchange or listed on an automated quotation system sponsored by a registered national securities association, pursuant to Rule 3a51-1(a) under the Exchange Act.  For any transaction involving a penny stock, unless exempt, the rules require:

•

That a broker or dealer approve a person’s account for transactions in penny stocks; and

•

That the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

•

Sets forth the basis on which the broker or dealer made the suitability determination; and

•

That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the penny stock rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The market for penny stocks has suffered in recent years from patterns of fraud and abuse.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;

•

Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

•

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

ITEM 2.

DESCRIPTION OF PROPERTY

We currently own no real property.   On May 27, 2008, we entered into a two-year lease for our new headquarters, located at 29033 Avenue Sherman, Unit 202, Valencia, California 91355.  The lease provides for rental payments are $2,000 per month, beginning June 1, 2008, for the first year and $2,080 per month for the second year.   In addition, we paid a security deposit of $4,000 upon commencement of the lease. Execution of this lease lowers our rental payments by approximately $1,480 per month during the first year and increases the amount of office space available to us.  We believe that our facilities currently are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

	Low Bid	High Bid

Fiscal 2008
Fourth Quarter	$0.07	$0.14
Third Quarter	$0.08	$0.50
Second Quarter	$0.05	$0.25
First Quarter	$0.13	$0.35

Fiscal 2007
Fourth Quarter	$0.10	$2.75

On June 12, 2008, the high and low bid prices of our common stock on the OTCBB were $0.09 and $0.09 per share, respectively, and there were approximately 102 holders of record of our common stock.  Based on the results of a broker inquiry, we believe that we have approximately 203 beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the year ended March 31, 2008, and not previously disclosed in our quarterly reports on Form 10-QSB for the respective quarterly periods ended June 30, September 30, and December 31, 2007.  Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act, or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

In February 2008. we issued an aggregate of 612,500 shares of common stock to 13 private investors for cash proceeds of $24,500.  The issuances were made in reliance on Section 4(2) of the Securities Act, and were issued without a general solicitation or advertising.  The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

Also in February 2008. we issued an aggregate of 816,700 shares to four investors for services valued at an aggregate of $81,670.  The issuances were made in reliance on Section 4(2) of the Securities Act, and were issued without a general solicitation or advertising.  The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

In March 2008, we issued 1,250,000 shares to an investor for cash proceeds of $50,000.  This issuance was made in reliance on Section 4(2) of the Securities Act, and were issued without a general solicitation or advertising.  The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

In addition, in March 2008, we issued an aggregate of 500,000 shares to four investors for services valued at an aggregate of $45,000.  The issuances were made in reliance on Section 4(2) of the Securities Act, and were issued without a general solicitation or advertising.  The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This annual report contains forward-looking statements including statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes” or similar language. These forward-looking statements involve risks, uncertainties and other factors. All forward-looking statements included in this annual report are based on information available to us on the date hereof and speak only as of the date hereof. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. The factors discussed above under “Risk Factors” and elsewhere in this annual report are among those factors that in some cases have affected our results and could cause the actual results to differ materially from those projected in the forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report.

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

In addition, we have entered into an Exclusive License Agreement with the Wisconsin Alumni Research Foundation (the licensing arm of the University of Wisconsin) which will allow us to eventually commercialize and sell an ultracapacitor technology. We believe this technology will allow us to make ultracapacitors which will compliment our microbattery as well as meet performance specifications for existing consumer products, and possibly industrial and transportation products.  We currently anticipate that our ultracapacitors will be our initial products, but do not have an estimated launch date.

To date, we have commenced limited business operations and have realized no income. We have funded our operations through private placements of equity and loans and contributions from our founders. We have incurred a net loss from operations from inception through March 31, 2008, of $2,196,725.

Results of Operations

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007

Revenues.  We did not generate any revenue in the year ended March 31, 2008, as our focus since inception has been on raising funds to commence the research and development of our technology. We also generated no revenue during the year ended March 31, 2007. We are a development stage company in our second year of research and development activities, and do not anticipate receiving revenue until we complete product development. There can be no assurance that we will ever receive revenues or reach profitability.

General and Administrative Expenses.  General and administrative expenses for the year ended March 31, 2008 were $889,635, higher than the $580,555 expended for general and administrative expenses during the same period in 2007.  The general and administrative expenses for the year ended March 31, 2008 included $150,000 in wages and salaries to our sole employee, which equaled the wage expense for the year ended March 31, 2007.  In the year ended March 31, 2008, we also incurred $245,038 in legal and professional expenses, an increase from the $92,003 in legal and professional expenses for the year ended March 31, 2007.  The higher expenses in this category were primarily due to increases in investor relations and legal expenses, mostly associated with being a public company.  We had $183,180 in research and development expenses for the year ended March 31, 2008, an increase from $141,191 in research and development expenses for the year ended March 31, 2007.  This increase was due to additional work on the ultracapacitor technology.

 We incurred $311,417 in other expenses during the year ended March 31, 2008, an increase from the $197,361 in other expenses we incurred for the year ended March 31, 2007. These 2008 expenses consisted of: $39,131 in rent expenses, an increase from $34,263 for the same period in 2007 due to structured increases in our lease; $17,000 in Board member services, a decrease from $25,500 in Board services for the same period in 2007; $38,743 for our participation in 11 conferences and trade shows during the year, a cost we did not incur in 2007; $30,987 in travel-related expenses, more than double the $12,455 for the same period in 2007, due to increased participation in conferences, trade shows and increased travel to the Universities of Wisconsin and Idaho where our research is on-going; $15,823 in insurance, a large increase from $1,410 in 2007, due to the addition of a directors and officers liability policy; $98,156 in consulting services, an increase from $52,162 for the same period in 2007 due to the addition of consultants and increased work load of consultants; $10,192 in website development, brochures and communications materials, a decrease from $13,108 for the same period in 2007; $12,287 in office expenses, a decrease from $15,003 for the same period in 2007; $12,939 in miscellaneous expenses, an increase from $9,142 for the same period in 2007; and $36,159 in depreciation and amortization expense, compared with $34,318 for the year ended March 31, 2007.  This was offset by a gain of $73,812 in depreciation and amortization expenses due to the elimination of the future minimum annual royalties due to Dr. Choi.  We anticipate that as we ramp up our operations (including continuing to incur the obligations of a public company), our general and administrative expenses will continue to increase significantly.

Sales and Marketing Expenses.  We did not incur product sales and marketing expenses for the year ended March 31, 2008, but intend to develop our sales and marketing efforts at a measured pace until our products are ready for introduction into the market. We also incurred no sales and marketing expenses for the year ended March 31, 2007.

Net Loss.  As a result of the foregoing factors, our net loss was $998,152, or $0.04 per share, for the year ended March 31, 2008.  This loss is greater than the net loss of $646,888, or $0.05 per share, for the year ended March 31, 2007.

Liquidity and Capital Resources

From our date of inception (March 17, 2005), we have obtained the majority of our cash resources from the sale of stock to our founders. Our operating plan for the years ending March 31, 2008 and 2009 is focused on development of our products. We currently anticipate that cash of $2,500,000 is required to support this plan. At March 31, 2008, we had only $40,171 in cash and had a monthly burn rate of approximately $54,562 over the past year. We are in the process of raising additional capital.

During the fiscal year ended March 31, 2006, we issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400, and issued a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share (such warrant had not been exercised as of March 31, 2008).  In the fiscal year ended March 31, 2007, we issued an aggregate of 3,017,497 shares of common stock for cash proceeds of $198,923.  We have continued to raise funds during the first nine months of fiscal 2008.  During the year ended March 31, 2007, we raised an aggregate of $312,088 in cash (less a total of $3,302 in offering costs) as consideration for the issuance of an aggregate of 9,442,500 shares of common stock.  We also issued an aggregate of 3,599,641 shares of common stock during this period for services valued at a total of $296,179, issued an aggregate of 714,358 shares of common stock to repay loans of $65,005, and issued warrants to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.04 per share (at March 31, 2008, warrants had been exercised to purchase 50,000 shares of common stock).  We also issued an aggregate of 1,000,000 shares of common stock for prepaid services valued at $100,000 to be performed between January 1 and December 31, 2008, and 500,000 shares of common stock for prepaid services valued at $45,000 to be performed between March 15, 2008 and March 31, 2010, all of which will be amortized over the respective periods.

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

During the year ended March 31, 2008, we continued to spend cash to fund our operations. Cash used by operating activities for the year ended March 31, 2008 equaled $675,899, and consisted principally of our net loss of $998,152 and increases in depreciation and amortization of $36,159, stock-based compensation of $322,097, interest accrued on the present value of the minimum annual royalty payments of $74,475 and other receivables of $240, offset by decreases $9,576 in prepaid expenses, $62,059 in accounts payable and $39,083 in accrued liabilities.  During the comparable period in 2007, cash used by operating activities equaled $317,329, and consisted principally of our net loss of $646,888 and decreases in prepaid expenses of $8,645 and other receivables of $240, offset by an increase of $13,701 in accounts payable and $216,554 in accrued liabilities, interest of $63,471 accrued on the present value of our minimum royalty payments to Dr. Choi, stock-based compensation of $10,500 and depreciation and amortization of $34,218.

During the year ended March 31, 2008, we used $38,632 in cash for investing activities, consisting of $37,159 for the purchase of an intangible asset (the license fee for the patent relating to the ultracapacitor technology) and $1,473 for the purchase of fixed assets.  We did not use any cash for investing activities for the year ended March 31, 2007.

During the year ended March 31, 2008, cash provided by financing activities totaled $732,789, consisting of $312,088 from the issuance of common stock and a change of $420,701 in the amounts due to our stockholders.  During the year ended March 31, 2007, financing activities provided $337,868 in cash, consisting of $198,923 from the issuance of common stock and a change of $138,945 in amounts due to our stockholders.

As of March 31, 2008, we had cash and cash equivalents amounting to $40,171, an increase from the balance of $21,913 at March 31, 2007. Our working capital deficit increased to $633,246 at March 31, 2008, from $563,719 at March 31, 2007. There were no material commitments for capital expenditures at March 31, 2008.

Our research and development activities over the next twelve months are expected to consist of the optimization of our battery technology by developing stream-lined manufacturing processes and determining its suitability for various higher power applications, followed by necessary chemical and structural modifications. These activities will be undertaken with a view towards our ultimate goal of developing a series of working, fully functional production alpha units, which we currently anticipate could take approximately twelve to eighteen months.  In addition, we anticipate developing our ultracapacitor to the point to where we have production units available for certain applications within the next twelve months.

As of March 31, 2008, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. We may not be able to secure funding in the future necessary to complete our intended research and development activities.

In March 2008 we renegotiated our Technology and Patent Assignment agreement with Dr. Sung Choi to eliminate the minimum annual royalty payments due to him in exchange for increasing the royalties on future sales from 5% to 7.5% and the initial license fee from $10,000 to $100,000.  $10,000 of this license fee has already been paid.  Dr. Choi has agreed to defer the balance until such time as we have sufficient funds.

We have certain minimum annual royalty payments to the University of Wisconsin amounting to $25,000 annually beginning in calendar year 2010.

At March 31, 2008, we had no off-balance sheet arrangements.

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

We consider that the following are critical accounting policies:

Research and development expenses - All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical studies, raw materials to manufacture our solution, manufacturing costs, consulting, legal fees and research-related overhead. Accrued liabilities for raw materials to manufacture our solution, manufacturing costs and patent legal fees are included in accrued liabilities and included in research and development expenses.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.

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

Stock-based compensation - On April 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expense related to the fair value of its employee stock option awards.  We recognize the cost of all share-based awards on a graded vested basis over the vesting period of the award.

We have granted no warrants or options to employees since inception.  Accordingly, the adoption of SFAS No. 123(R) did not impact the financial statements.

ITEM 7.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheet

F-2

Statements of Operations

F-3

Statements of Stockholders’ Deficit

F-5

Statements of Cash Flows

F-7

Notes to Financial Statements

F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Enable IPC Corporation

(A Development Stage Company)

Valencia, California

We have audited the accompanying balance sheet of Enable IPC Corporation (A Development Stage Company) as of March 31, 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended March 31, 2008 and 2007 and for the period from March 17, 2005 (Inception) through March 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enable IPC Corporation as of March 31, 2008, and the results of its activities and cash flows for the years ended March 31, 2008 and 2007 and for the period from March 17, 2005 (Inception) through March 31, 2008 in conformity with accounting principles generally accepted in the United States.

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

/s/L.L Bradford & Co.

L.L. Bradford & Company, LLC

June 25, 2008

Las Vegas, Nevada

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2008

ASSETS

Current assets
Cash	$ 40,171
Prepaid expenses due within 12 months	28,760
Total current assets	68,931

Fixed assets, net	11,283

Other assets
Intangible assets, net	735,064

Total assets	$ 815,278

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 22,626
Accrued expenses and other current liabilities	177,470
Other liability	25,000
Due to stockholders	477,081
Total current liabilities	702,177

Long-term liabilities
Due to stockholders	129,929
Present value of minimum royalty payments	177,150
Total long term liabilities	307,079

Total liabilities	1,009,256

Commitments and contingencies

Stockholders' deficit
Preferred stock; no par value; 10,000,000 shares	-
authorized, no shares issued and outstanding
Common stock; $0.001 par value; 50,000,000 shares	28,679
authorized, 28,678,996 shares issued and outstanding
Additional paid-in capital	2,005,150
Additional paid-in capital -- warrants	88,000
Prepaid services in common stock	(119,082)
Accumulated deficit	(2,196,725)
Total stockholders' deficit	(193,978)

Total liabilities and stockholders' deficit	$ 815,278

See Accompanying Notes to Financial Statement

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			March 17, 2005
	Year ended	Year ended	(Inception) through
	March 31, 2008	March 31, 2007	March 31, 2008

Revenues	$ -	$ -	$ -

Operating expenses
General and administrative expenses
Legal and professional fees	245,038	92,003	392,400
Wages and salaries	150,000	150,000	457,407
Research and development	183,180	141,191	466,966
Other general and administrative	311,417	197,361	644,224
Total general and administrative expenses	889,635	580,555	1,960,997

Loss from operations	(889,635)	(580,555)	(1,960,997)

Interest expense
Interest	(108,517)	(64,830)	(234,225)
Total interest expenses	(108,517)	(64,830)	(234,225)

Loss before provision for income taxes	(998,152)	(645,385)	(2,195,222)

Provision for income taxes	-	(1,503)	(1,503)

Net loss	$ (998,152)	$ (646,888)	$ (2,196,725)

Basic and diluted loss per common share	$ (0.04)	$ (0.05)	$ (0.15)

Basic and diluted weighted average
common shares outstanding	22,328,366	12,425,274	14,726,674

See Accompanying Notes to Financial Statement

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Prepaid
	Common Stock		Additional	Services Paid in	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Common Stock	Deficit	Deficit
Balance at March 17, 2005 (Date of inception)	--	$ --	$ --	$ -	$ --	$ -

Common stock issued for cash	2,546,216	2,546	10,185	-	-	12,731

Common stock issued for office supplies	521,584	522	2,086	-	-	2,608

Common stock issued for patent assignment related to Technology and Patent Agreement	2,000,000	2,000	8,000	-	-	10,000

Common stock issued for fixed assets	2,780,200	2,780	11,121	-	-	13,901

Common stock issued for services	1,000,000	1,000	4,000	-	-	5,000

Net loss	-	-	-	-	(20,533)	(20,533)

Balance at March 31, 2005	8,848,000	8,848	35,392	-	(20,533)	23,707

Common stock issued for cash	2,807,000	2,807	265,593	-	-	268,400

Net loss	-	-	-	-	(531,152)	(531,151)

Balance at March 31, 2006	11,655,000	11,655	300,985	-	(551,685)	(239,045)

Common stock issued for cash	3,017,497	3,017	195,906	-	-	198,923

Common stock issued for services	150,000	150	10,350	-	-	10,500

Common stock issued in satisfaction of due to stockholders	100,000	100	6,900	-	-	7,000

Net loss	-	-	-	-	(646,888)	(646,888)

Balance at March 31, 2007	14,922,497	14,922	514,141	-	(1,198,573)	(669,510)

Common stock issued for cash	9,442,500	9,443	302,645	-		312,088

Common stock issued for services	3,599,641	3,600	292,579	-		296,179

Common stock issued for prepaid services	1,500,000	1,500	143,500	(145,000)		-

Common stock reacquired	(1,500,000)	(1,500)	1,500	-		-

Common stock issued in satisfaction of due to stockholders	714,358	714	64,291	-	-	65,005

Warrants issued in conjunction with due to related parties	-	-	88,000	-	-	88,000

Increase in additional paid-in capital due to amendment to Technology and Patent Assignment	-	-	686,494			686,494

Amortization of prepaid services	-	-	-	25,918	-	25,918

Net loss	-	-	-	-	(998,152)	(998,152)

Balance at March 31, 2008	28,678,996	$ 28,679	$ 2,093,150	$ (119,082)	$(2,196,725)	$ (193,978)

See Accompanying Notes to Financial Statement

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
	Year ended March 31, 2008	Year ended March 31, 2007	March 17, 2005 (Inception) through March 31, 2008

Cash flows from operating activities:
Net loss	$ (998,152)	$ (646,888)	$ (2,196,725)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	36,159	34,218	104,276
Stock based compensation	322,097	10,500	337,597
Stock based compensation related to office supplies	-	-	2,608
Interest accrued on PV of min royalty payments	74,475	63,471	198,795
Changes in operating assets and liabilities:
Prepaid expenses	(9,576)	(8,645)	(28,760)
Other receivable	240	(240)	-
Accounts payable	(62,059)	13,701	36,558
Accrued liabilities	(39,083)	216,554	280,907
Net cash used by operating activities	(675,899)	(317,329)	(1,264,744)

Cash flows from investing activities:
Purchase of fixed assets
Purchase of intangible asset	(37,159)	-	(37,159)
Net cash used by investing activities	(1,473)	-	(9,714)
	(38,632)	-	(46,873)

Cash flows from financing activities:
Issuance of common stock for cash	312,088	198,923	792,142
Change in due to stockholders	420,701	138,945	559,646
Net cash provided by financing activities	732,789	337,868	1,351,788

Net change in cash	18,258	20,539	40,171

Beginning balance, April 1	21,913	1,374	-

Ending balance	$ 40,171	$ 21,913	$ 40,171

Schedule of non-cash investing and financing activities:
Issuance of 2,780,200 shares for fixed assets	$ -	$ -	$ 13,901

Issuance of 1,500,000 shares for prepaid services	$ 145,000	$ -	$ 145,000

Purchase of intangible asset
Issuance of 2,000,000 shares related to Technology
and Patent assignment	$ -	$ -	$ 10,000
Other liability for license fee for patent relating to ultracapacitor
technology from University of Wisconsin (WARF)	25,000	-	25,000
Present value of minimum royalty payments related to
license from University of Wisconsin (WARF)	170,992	-	170,992

	$ 195,992	$ -	$ 205,992

Issuance of warrants in conjunction with due to stockholders	$ 88,000	$ -	$ 88,000

Issuance of common stock in satisfaction of due to stockholders	$ 65,005	$ 7,000	$ 72,005

Amendment to Technology and Patent Assignment	$ 686,494	$ -	$ 686,494

Supplemental disclosure for
Cash paid for
Interest	$ 35,204	$ 190	$ 35,394
Income taxes	$ -	$ 843	$ 843

See Accompanying Notes to Financial Statement

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $2,196,725 for the period from March 17, 2005 (Date of Inception) through March 31, 2008. The Company’s management is in the process of raising additional capital for the Company.  As part of this effort, the Company issued the following common stock and warrants:

During the fiscal year ended March 31, 2006, the Company issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400.

In September 2005, the Company issued to another private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of March 31, 2008.

During the fiscal year ended March 31, 2007, the Company issued an aggregate of 3,017,497 shares for proceeds of $202,225 less $3,302 in offering costs.  In addition, the Company issued an aggregate of 150,000 shares for services valued at $10,500, 100,000 shares to satisfy outstanding loans form shareholders totaling $7,000, and warrants to purchase 250,000 shares of common stock at an exercise price of $0.01 per share, all of which had been exercised as of March 31, 2008 for total proceeds of $2,500, and 100,000 at $0.10 per share, none of which have been exercised as of the date of this annual report.

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

In August 2007, the Company issued an aggregate of 214,358 shares of common stock to repay loans totaling $15,005, an aggregate of 1,459,688 shares of common stock for services valued at $69,800 and an aggregate of 200,000 shares of common stock to two private investors for cash proceeds of $8,000.  Also in August 2007, the Company issued to two private investors warrants to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.04 per share, 50,000 of which had been exercised as of March 31, 2008 for proceeds of $2,000.

In September 2007, the Company issued an aggregate of 500,000 shares of common stock for services valued at $20,000 and an aggregate of 1,030,000 shares of common stock to two private investors for cash proceeds of $51,500 less offering costs of $2,500.

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

In January 2008 the Company reacquired an aggregate of 1,500,000 shares from a shareholder.

In February 2008 the Company issued an aggregate of 612,500 shares of common stock to 13 private investors for proceeds of $24,500.  Also in February 2008, the Company issued 316,700 shares to three investors for services valued at $31,670, and 500,000 shares to repay loans totaling $50,000.

In March 2008 the Company issued 1,250,000 shares to an investor for proceeds of $50,000.  In addition, the Company issued 500,000 shares to four investors for prepaid services valued at $45,000 to be performed between March 15, 2008 and March 31, 2010, which will be amortized over the period.

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

Cash – The Company places its cash with high quality institutions.  Accounts at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation.  As of March 31, 2008, the Company has no uninsured cash balance.

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

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

From inception to March 31, 2008, the Company has granted no warrants or options to employees.  Accordingly, the adoption of SFAS No. 123 (R) did not impact the financial statements.

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

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

New accounting pronouncements – In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 utilizes a two-step approach for evaluating tax positions.  Step one, Recognition, occurs when a company concludes that a tax position is more likely than not to be sustained upon examination,  Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement.  FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to the beginning balance of retained earnings and therefore are effective for the Company in the first quarter of fiscal 2008.  The adoption of FIN 48 did not have a significant impact on its consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating SFAS 159 to determine its impact on its consolidated financial position, results of operations or cash flows.

2.

FIXED ASSETS

A summary of fixed assets as of March 31, 2008 are as follows:

Office equipment	$ 17,688
Office furniture	5,927
23,615
Less: accumulated depreciation	(12,332)

Fixed assets, net	$ 11,283

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

3.

INTANGIBLE ASSETS

A summary of intangible assets as of March 31, 2008 is as follows:

Microbattery patent	$ 593,857
Ultracapacitor patent license	233,153
827,010
Less: accumulated amortization	(91,946)

Intangible assets, net	$ 735,064

The microbattery patent value of $593,857 consists of 2,000,000 shares of the Company’s stock of $0.001 par value totaling $10,000 plus the present value of minimum annual royalty payments under an original agreement (see Note 4).  The ultracapacitor patent license consists of the present value of minimum annual royalty payments (See Note 4) totaling $170,956, $50,000 in initial license fees and $12,197 in patent costs.

4.

PRESENT VALUE OF MINIMUM ROYALTY PAYMENTS, NET AND GAIN ON AMENDMENT TO TECHNOLOGY AND PATENT ASSIGNMENT

Microbattery

The Company had entered into a Technology and Patent Assignment Agreement (“Assignment Agreement”) which granted the Company proprietary rights from the technology’s inventor, Dr,. Sung H. Choi. in consideration for royalties equal to 5% of the net sales of the product plus an annual royalty of five percent of net sales of the products resulting from the technology.  The combined royalty amounts in any single calendar year must be at least equal to the amount shown in the schedule below, or else the 5% royalty shall not be paid, and instead the minimum annual amount shall be paid.

These minimum annual royalty payments were as follows:

2006

 $ 10,000

2007

 $ 15,000

2008

 $ 20,000

2009

 $ 45,000

2010

 $ 75,000

Thereafter           $1,500,000

                             $1,665,000

In March 2008, Dr. Choi and the Company agreed to amend the Assignment Agreement, canceling the future minimum annual royalty payments (amounting to $1,665,000 over the life of the patent) in exchange for changing the initial fee from 2,000,000 shares of the Company’s stock, valued at $10,000, to $100,000, payable with 2,000,000 shares of the Company’s stock previously issued to Dr. Choi plus $90,000.   As of March 31, 2008, the Company had not made the remaining $90,000 initial license fee payment.  Dr. Choi has agreed to defer payment until such time as the Company has sufficient funds.   In addition, the royalty rate on future product sales increased to 7.5% of net sales.

This amendment lowered the present value of the minimum annual royalty payment liability and increased additional paid-in capital by an aggregate of $686,494.

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Ultracapacitor

The Company has entered into an Exclusive License Agreement (“License Agreement”) granting the Company proprietary rights from the owner of the technology, the Wisconsin Alumni Research Foundation (“WARF”), in consideration for an initial license fee of $50,000, reimbursement of WARF’s patent costs ($12,971) and royalties equal to 5% of the net sales of the product, beginning in calendar year 2010.  The combined royalty amounts in any single calendar year must be at least equal to $25,000, or else the 5% royalty shall not be paid, and instead $25,000 shall be paid.

The Company recorded the present value of the above royalty payments totaling $170,955 (assuming a 10% per annum imputed interest rate) as part of the value of the intangible asset.  As of March 31, 2008 the present value of minimum royalty payments, net is as follows:

Present value of minimum royalty payments	$ 170,992
Plus: Accrued interest on minimum royalty payments	6,158
Present value of minimum royalty payments, net	$ 177,150

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

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

During February 2007, the Company issued an aggregate of 700,000 shares of common stock to two private investors for proceeds of $70,000, less $1429 in offering costs.  In addition, the Company issued a warrant to one of the private investors to purchase 250,000 shares of common stock at an exercise price of $0.10 per share and a warrant to the other private investor to purchase 100,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of March 31, 2008.

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

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In August 2007, the Company issued an aggregate of 214,358 shares of common stock to repay loans totaling $15,005, an aggregate of 1,459,688 shares of common stock for services valued at $69,800 and an aggregate of 200,000 shares of common stock to two private investors for cash proceeds of $8,000.  Also in August 2007, the Company issued to two private investors warrants to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.04 per share, 50,000 of which had been exercised as of March 31, 2008 for proceeds of $2,000.

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

In January 2008 the Company reacquired an aggregate of 1,500,000 shares from a previous investor under the terms of an agreement in which the investor agreed to waive his rights to register additional shares of stock under his control and rescind a previous Stock Purchase Agreement.

In February 2008 the Company issued an aggregate of 612,500 shares of common stock to 13 private investors for proceeds of $24,500.  Also in February 2008, the Company issued 316,700 shares to three investors for services valued at $31,670, and 500,000 shares to repay loans totaling $50,000.

In March 2008 the Company issued 1,250,000 shares to an investor for proceeds of $50,000.  In addition, the Company issued 500,000 shares to four investors for prepaid services valued at $45,000 to be performed between March 15, 2008 and March 31, 2010, which will be amortized over the period.

6.

COMMITMENTS AND CONTINGENCIES

Consulting agreements – In March 2005, the Company entered into a consulting agreement with an individual to provide consultant services for a period of twelve months in consideration of an hourly fee of $75 and 250,000 qualified stock options.  The Company has not determined the grant date or exercise price; both will be determined at a future date.  The issuance of these options will be in accordance with the Enable IPC Corporation 2007 Stock Incentive Plan, approved by the stockholders in the 2007 Annual Stockholders Meeting.  This consulting agreement expired on March 31, 2006.  The individual has agreed to continue to consult for the Company on an as-needed basis for an hourly fee of $75 and no stock options.

In March 2005, the Company entered into a consulting agreement with an individual to provide consultant services for twelve months in consideration of an hourly fee of $75 and 150,000 qualified stock options. The Company has not determined the grant date or exercise price; both will be determined at a future date.  The issuance of these options will be in accordance with the Enable IPC Corporation 2007 Stock Incentive Plan, approved by the stockholders in the 2007 Annual Stockholders Meeting.  This consulting agreement expired on March 31, 2006. The individual has agreed to continue to consult for the Company on an as-needed basis for an hourly fee of $75 and no stock options.

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In December 2007 the Company entered into a consulting agreement with a company to provide consultant services for a period of twelve months beginning January 1, 2008 and ending December 31, 2008 for a fee of 1,000,000 shares of common stock valued at $100,000.  The amount is being amortized over the period.  As of March 31, 2008, $25,000 was charged to consulting expense and $75,000 remained in prepaid services paid in common stock.

In March 2008 the Company entered into consulting agreements with four individuals to provide consulting services as members of the Company’s Technical Advisory Committee for fees totaling 500,000 shares of common stock valued at $45,000.  The agreements called for these services to begin on March 15, 2008 and end on March 31, 2010.  The amounts are being amortized over the period.  As of March 31, 2008, $918 was charged to consulting expense and $44,082 remained in prepaid services paid in common stock.

Royalties – The Company has entered into an amended Technology and Patent Assignment Agreement (“Assignment Agreement”) granting the Company proprietary rights in consideration for royalties equal to 7.5% of the net sales of the product.   As of March 31, 2008, no royalties have been paid.

The Company has entered into an Exclusive License Agreement (“License Agreement”) granting the Company proprietary rights in consideration for royalties equal to 5% of the net sales of the product, beginning in calendar year 2010.  The combined royalty amounts in any single calendar year must be at least equal to $25,000, or else the 5% royalty shall not be paid, and instead $25,000 shall be paid.

\

Leased facility – The Company’s two-year lease expired on December 31, 2007.  Since that time the Company has rented its facility on a month-to-month basis.  The first year, the lease called for monthly payments of $3,168.  In the second year, the lease called for a rent of $3,295 per month.  Beginning January 2008, the month-to-month rent was $3,479.  As of March 31, 2008, total rent expense for the facility approximated $83,167.

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

For the period ended March 31, 2008, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At March 31, 2008, the Company had approximately $2,196,725 of accumulated federal and state net operating losses.  The net operating loss carryforwards, if not utilized, will begin to expire in 2026.

The components of the Company’s deferred tax asset are as follows:

	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006	March 17, 2005 (Inception)
Deferred tax assets:
Net operating loss carryforwards	$ 339,371	$ 219,983	$ 180,592	$ 6,981
Total deferred tax assets	339,371	219,983	180,592	6,981

Deferred tax liabilities:
Depreciation	--	--	--	--

Net deferred tax assets before valuation allowance	339,371	219,983	180,592	6,981
Less: Valuation allowance	(339,371)	(219,983)	(180,592)	(6,981)
Net deferred tax assets	$ --	$ --	$ --	$ --

For financial reporting, the Company has incurred a loss since inception to March 31, 2008.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2008.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006	March 17, 2005 (Inception) through March 31, 2005

Change in valuation allowance on deferred tax assets	$ 119,388	$ 39,391	$ 173,611	$ 6,981
Total deferred tax assets	(119,388)	(39,391)	(173,611)	(6,981)
Total income tax benefit	$ --	$ --	$ --	$ --

8.

RELATED PARTY TRANSACTIONS

At March 31, 2008, the Company recorded owing $607,010 to related parties -- $477,081 payable within 12 months and $129,929 recorded under long term liabilities.   Of the total amount, $380,710 was owed for services rendered to the Company and $226,300 was recorded for outstanding loans to the Company.  Both are summarized below.

Services

The Company owed $380,710 to stockholders for services to the Company.  Of this amount, $370,831 was owed to six  shareholders for consulting services rendered to the Company.  In addition, the Company owed a total of $9,879 to Board members for services rendered.

Loans

The Company had three outstanding loans payable to shareholders on March 31, 2008.  They are summarized as follows:

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The first loan was for $50,000 at 13% interest per annum for a term of 24 months.  The lender also received warrants to purchase 1,250,000 restricted shares of common stock.  Proceeds of $50,000 were allocated to the warrants based on their estimated fair value (utilizing the Black-Scholes method) and credited to additional paid-in capital.  This amount is reflected as a discount against the notes payable and will be amortized to interest expense over the life of the note.  The Company is required to make monthly payments of $2,377 for 24 months.  Interest on this loan totals $7,050.  As of March 31, 2008 the Company had made seven payments on this loan totaling $16,640 ($13,274 toward principal and $3,366 toward interest).  Total principal remaining on this loan on March 31, 2008 was $36,727.  Total unamortized discount also totaled $36,727.

The second loan was for $40,000 at 13% interest per annum for a term of 24 months.  The lender also received warrants to purchase 1,000,000 restricted shares of common stock.  Proceeds of $40,000 were allocated to the warrants based on their estimated fair value (utilizing the Black-Scholes method) and credited to additional paid-in capital.  This amount is reflected as a discount against the notes payable and will be amortized to interest expense over the life of the note.  The Company is required to make monthly payments of $1,905 for 24 months.  Interest on this loan totals $5,721.  As of March 31, 2008 the Company had made six payments on this loan totaling $11,430 ($8,997 toward principal and $2,433 toward interest).  Total principal remaining on this loan on March 31, 2008 was $31,003.  Total unamortized discount also totaled $31,003.

The third loan was for $240,000 at 13% interest per annum for a term of 30 months.  The Company is required to make monthly payments of $9,413.17 for 30 months.  Interest on this loan totals $42,395.  As of March 31, 2008 the Company had made two payments on this loan totaling $18,826 ($13,700 toward principal and $5,126 toward interest).  The total principal remaining on this loan on March 31, 2008 was $226,300.

9.

OTHER

Employment Contract – During March 2005, the Company entered into an Executive Employment Agreement (the “Employment Agreement”) with its President and Chief Executive Officer.  The initial term of the Employment Agreement commenced in March 15, 2005 and ended on March 31, 2006.  The Employment Agreement was extended on March 31, 2006 for one additional year, and expired on March 31, 2007.  Pursuant to the Employment Agreement, the Chief Executive Officer is owed an annual base salary of $150,000 for his service during the term of the Employment Agreement.  This amount is payable in any combination of cash, common stock or options to purchase common stock as agreed to by Employee and Company.  Additionally, the Chief Executive Officer will receive annual compensation of no less than 250,000 options to purchase the Company’s common stock, payable in equal increments on a quarterly basis and fully vested. The Company has not determined the grant date or exercise price; both will be determined at a future date.  The issuance of these options will be in accordance with the Enable IPC Corporation 2007 Stock Incentive Plan, approved by the stockholders in the 2007 Annual Stockholders Meeting.  This consulting agreement expired on March 31, 2006.  The individual has agreed to continue to consult for the Company on an as-needed basis for an hourly fee of $75 and no stock options.

10.

SUBSEQUENT EVENTS

During April 2008, the Company issued an aggregate of 1,100,000 shares of common stock to two investors as payment for services valued at $110,000.  900,000 of these shares went to Sung H. Choi in payment for the microbattery technology under the Amendment to Technology and Patent Assignment (see note 4).

During May 2008, the Company issued 1,250,000 shares of common stock to a private investor for proceeds of $50,000.  Also in May, the Company issued an aggregate of 435,000 shares of common stock to two investors as payment for services valued at $27,700.

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On May 27, 2008, the Company entered into a lease agreement with Meadows Stabe Properties, LLC (“Landlord”) for the leasing of approximately 1,580 square feet of commercial office space located at 29033 Avenue Sherman, Unit 202, Valencia, California. The term of the lease is two years beginning June 1, 2008 and rental payments are $2,000 per month for the first year and $2,080 per month for the second year. In addition, we are to pay to the Landlord upon commencement of the lease a security deposit of $4,000. Execution of this lease lowers our rental payments by approximately $1,480 per month during the first year and increases the amount of office space available to us. There is no material relationship between us and the Landlord.

Under the terms of the lease, we are required to maintain insurance and to indemnify the Landlord for losses incurred that are related to our use or occupancy of the property. With certain exceptions, we are also required to maintain at our cost the property, utility installations used by us, such as the HVAC system, and alterations we make or fixtures we add to the property.

During June 2008, the Company issued 200,000 shares of common stock to an investor as payment for services valued at $12,000.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A(T).

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal controls over financial reporting were not effective as of March 31, 2008 relating to procedures in accounting for the amendment to the Technology and Patent Assignment agreement.  The transaction was originally recorded as a debit to liability rather than a contribution.   We are implementing corrective actions where required to improve our internal controls.  Management concluded that our internal control over financial reporting was otherwise effective in providing reasonable assurance regarding the reliability of financial reporting and preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principals as of March 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  This management report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal controls or in other factors during the period covered by this annual report that have materially affected or are likely to materially affect our internal controls over financial reporting.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item 9 is incorporated by reference to our definitive proxy statement for our 2008 annual meeting (the “Proxy Statement”) under the sections entitled “Proposal No. 1:  Election of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance”.  We will file the Proxy Statement with the Securities and Exchange Commission on or before 120 days after March 31, 2008.

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

ITEM 13.

EXHIBITS

Exhibit Number	Description	Location
3.1	Articles of Incorporation	Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed on June 3, 2005 (Ex. No. 3.1)
3.2	Amended and Restated Bylaws	Incorporated by reference from the Registrant’s proxy statement filed on June 22, 2007
4.1	Form of Subscription Agreement	Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed on June 3, 2005 (Ex. No. 4.1)
10.1	Technology and Patent Assignment dated March 17, 2005, between the Registrant and Dr. Sung H. Choi	Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed on June 3, 2005 (Ex. No. 10.1)
10.1(a)	Amendment to Technology and Patent Assignment dated March 27, 2008, between the Registrant and Dr. Sung H. Choi	Filed herewith
10.2	Standard Industrial/Commercial Mult-Tenant Lease - Gross, dated December 14, 2005, by and between the Registrant and Valencia Associates	Incorporated by reference from the Registrant’s Form SB-2/A Registration Statement filed on January 24, 2006 (Ex. No. 10.7)
10.3	Lease, dated May 27, 2008. by and between the Registrant and Meadows Stabe Properties, LLC	Filed herewith

10.4	Employment Agreement, dated March 15, 2005, by and between the Registrant and David A. Walker	Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed on June 3, 2005 (Ex. No. 10.4)
10.5	Consulting Agreement, dated March 15, 2005, by and between the Registrant and Mark A. Daugherty	Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed on June 3, 2005 (Ex. No. 10.5)
10.6	Consulting Agreement, dated March 15, 2005, by and between the Registrant and Dr. Sung H. Choi	Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed on June 3, 2005 (Ex. No. 10.6)
10.7	Enable IPC Corporation 2007 Stock Incentive Plan	Incorporated by reference from the Registrant’s proxy statement filed on June 22, 2007
10.8	Exclusive License Agreement, dated December 13, 2007, by and between the Registrant and Wisconsin Alumni Research Foundation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 19, 2007 (Ex. No. 10.1)
14	Code of Ethics	Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed on June 3, 2005 (Ex. No. 14)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to our Proxy Statement under the section entitled “Proposal No. 2:  Ratification of Independent Auditor”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated June 30, 2008

ENABLE IPC CORPORATION

By:

/s/ David A. Walker

David A. Walker

Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David A. Walker
David A. Walker	Chief Executive Officer, Acting Chief Financial Officer (Principal Accounting Officer) and Director	June 30, 2008
/s/ Dr. Mark A. Daugherty
Dr. Mark A. Daugherty	Chief Technical Officer and Director	June 30, 2008
/s/ Daniel Teran, CPA
Daniel Teran, CPA	Director	June 30, 2008
/s/ Jin Suk Kim
Jin Suk Kim	Director	June 30, 2008
/s/ Timothy Lambirth, Esq
Timothy Lambirth, Esq.	Director	June 30, 2008
/s/ Philip Verges
Philip Verges	Director	June 30, 2008
/s/ Cathryn S. Gawne
Cathryn S. Gawne	Director	June 30, 2008