Form 10-Q
period 2008-06-30
ENABLE IPC CORP
filed 2008-08-13
CIK 1326068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-51590

ENABLE IPC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3718471 (I.R.S. Employer Identification Number)

29033 Avenue Sherman, Unit 202

Valencia, California 91355

(Address of principal executive offices)

661-775-9273

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filed, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

          Large accelerated filer ☐

Accelerated filer ☐

          Non-accelerated filer   ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act) Yes ☐   No ☑

At August 13, 2008, the registrant had outstanding 32,703,996 shares of common stock, $0.001 par value per share.

ENABLE IPC CORPORATION

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Condensed Balance Sheet
as of June 30, 2008 (Unaudited) and March 31, 2008

3

Condensed Statements of Operations (Unaudited)
for the three months ended June 30, 2008 and June 30, 2007,

and the period from March 17, 2005 (Inception) through June 30, 2008.

4

Condensed Statement of Stockholders' Deficit (Unaudited)
for the period from March 17, 2005 (Inception) through June 30, 2008

5

Condensed Statements of Cash Flows (Unaudited)
for the three months ended June 30, 2008 and June 30, 2007,
and the period from March 17, 2005 (Inception) through June 30, 2008

6

Notes to Condensed Financial Statements (Unaudited)

8

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

16

Item 4.

Controls and Procedures

17

PART II – OTHER INFORMATION

17

Item 1.

Legal Proceedings

17

Item 1A.

Risk Factors

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3.

Defaults Upon Senior Securities

26

Item 4.

Submission of Matters to a Vote of Security Holders

26

Item 5.

Other Information

26

Item 6.

Exhibits

27

SIGNATURES

28

PART 1 -- FINANCIAL INFORMATION

ITEM 1.

Financial Statements

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
JUNE 30, 2008

ASSETS
	June 30, 2008	March 31, 2008
	(Unaudited)
Current assets
Cash	$ 2,419	$ 40,171
Prepaid expenses due within 12 months	22,085	28,760
Total current assets	24,504	68,931

Fixed assets, net	10,686	11,283

Other assets
Other prepaid expenses	4,000	--
Intangible assets, net	723,855	735,064
Total other assets	727,855	735,064

Total assets	$ 763,045	$ 815,278

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 53,509	$ 22,626
Accrued expenses and other current liabilities	187,616	177,470
Other liability	25,000	25,000
Due to stockholders	409,764	477,081
Total current liabilities	675,889	702,177

Long-term liabilities
Due to stockholders	113,573	129,929
Present value of minimum royalty payments	181,471	177,150
Total long-term liabilities	295,044	307,079

Total liabilities	970,933	1,009,256

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 50,000,000 shares
authorized, 32,703,996 and 28,678,996 shares issued and outstanding at June 30, 2008 and March 31, 2008, respectively	32,704	28,679
Additional paid-in capital	2,225,526	2,005,150
Additional paid-in capital - warrants	88,000	88,000
Prepaid services paid in common stock	(107,268)	(119,082)
Accumulated deficit	(2,446,850)	(2,196,725)
Total stockholders' deficit	(207,888)	(193,978)

Total liabilities and stockholders' deficit	$ 763,045	$ 815,278

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

			March 17, 2005
	Three months ended June 30,		( (Inception) through
	2008	2007	June 30, 2008
Revenues	$ -	$ -	$ -
Operating expenses
General and administrative expenses
Legal and professional fees	26,603	23,943	419,003
Wages and salaries	37,500	37,500	494,907
Research and development	59,059	67,038	526,025
Other general and administrative	102,663	56,366	746,887
Total general and administrative expenses	225,825	184,847	2,186,822

Loss from operations	(225,825)	(184,847)	(2,186,822)
Interest expense	(24,300)	(17,485)	(258,525)
Loss before provision for income taxes	(250,125)	(202,332)	(2,445,347)
Provision for income taxes	-	-	(1,503)
Net loss	$ (250,125)	$ (202,332)	$ (2,446,850)
Basic and diluted loss per common share	$ (0.01)	$ (0.01)
Basic and diluted weighted average common shares outstanding	30,768,782	16,561,279

	See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

Common Stock

	Shares	Amount	Additional Paid in Capital	Prepaid Services Paid in Common Stock	Accumulated Deficit	Stockholders' Deficit
Balance at March 17, 2005 (Date of inception)	$ -	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash	2,546,216	2,546	10,185	-	-	12,731

Common stock issued for office supplies	521,584	522	2,086	-	-	2,608

Common stock issued for patent assignment related to Technology and Patent Agreement	2,000,000	2,000	8,000	-	-	10,000

Common stock issued for fixed assets	2,780,200	2,780	11,121	-	-	13,901

Common stock issued for services	1,000,000	1,000	4,000	-	-	5,000

Net loss	-	-	-	-	(20,533)	(20,533)

Balance at March 31, 2005	8,848,000	8,848	35,392	-	(20,533)	23,707

Common stock issued for cash	2,807,000	2,807	265,593	-	-	268,400

Net loss	-	-	-	-	(531,152)	(531,152)

Balance at March 31, 2006	11,655,000	11,655	300,985	-	(551,685)	(239,045)

Common stock issued for cash	3,017,497	3,017	195,906	-	-	198,923

Common stock issued for services	150,000	150	10,350	-	-	10,500

Common stock issued in satisfaction of obligations due to stockholders	100,000	100	6,900	-	-	7,000

Net loss	-	-	-	-	(646,888)	(646,888)

Balance at March 31, 2007	14,922,497	14,922	514,141	-	(1,198,573)	(669,510)

Common stock issued for cash	9,442,500	9,443	302,645	-	-	312,088

Common stock issued for services	3,599,641	3,600	292,579	-	-	296,179

Common stock issued for prepaid services	1,500,000	1,500	143,500	(145,000)	-	-

Common stock reacquired	(1,500,000	(1,500)	1,500	-	-	-

Common stock issued in satisfaction of due to stockholders	714,358	714	64,291	-	-	63,005

Warrants issued in conjunction with due to related parties	-	-	88,000	-	-	88,000

Increase in additional paid-in capital due to amendment to Technology and Patent Agreement	-	-	686,494	-	-	686,494

Amortization of prepaid services	-	-	-	25,918	-	25,918

Net loss	-	-	-	-	(998,152)	(998,152)

Balance at March 31, 2008	28,678,996	28,679	2,093,150	(119,082)	(2,196,725)	(193,978)

Common stock issued for cash	2,290,000	2,290	73,710	-	-	76,000

Common stock issued for services	217,500	218	16,383	-	-	16,601

Common stock issued for prepaid services	317,500	318	19,483	(19,800)	-	-

Common stock issued in satisfaction of due to stockholders	1,200,000	1,200	110,800	-	-	112,000

Amortization of prepaid services	-	-	-	31,614	-	31,614

Net loss	-	-	-	-	(250,125)	(250,0125)

Balance at June 30, 2008 (unaudited)	32,703,996	$ 32,704	$ 2,313,526	$ (107,268)	$ (2,446,850)	$ (207,888)

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months ended June 30, 2008	Three Months ended June 30, 2007	March 17, 2005 (Inception) through June 30, 2008

Cash flows from operating activities:
Net loss	$ (250,125)	$ (202,332)	$ (2,446,850)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	11,806	8,406	116,082
Stock based compensation	48,215	13,280	385,812
Stock based compensation related to office supplies	-	-	2,608
Interest accrued on present value of minimum royalty payments	4,321	17,079	203,116
Changes in operating assets and liabilities:
Prepaid expenses	2,675	(3,972)	(26,085)
Accounts payable	30,883	(38,686)	67,441
Other receivables	-	120	-
Accrued liabilities	10,146	15,000	291,053
Net cash used by operating activities	(142,079)	(191,105)	(1,406,823)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(9,714)
Purchase of intangible assets	-	-	(37,159)
Net cash used by investing activities	-	-	(46,873)

Cash flows from financing activities:
Issuance of common stock for cash	76,000	124,100	868,142
Change in due to stockholders	28,327	56,062	587,973
Net cash provided by financing activities	104,327	180,162	1,456,115

Net change in cash	(37,752)	(10,943)	2,419

Beginning balance, April 1	40,171	21,913	-

Ending balance, June 30	$ 2,419	$ 10,970	$ 2,419

(Continued)

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Three Months ended June 30, 2008	Three Months ended June 30, 2007	March 17, 2005 (Inception) through June 30, 2008

Schedule of non-cash investing and financing activities:
Issuance of 2,780,200 shares for fixed assets	$ -	$ -	$ 13,901

Purchase of intangible assets
Issuance of 2,000,000 shares related to Technology
and Patent Assignment	$ -	$ -	$ 10,000
Present value of minimum royalty payments related to Technology and Patent Assignment	-	-	583,857
Other liability for patent relating to ultracapacitor
technology from University of Wisconsin (WARF)	-	-	25,000
Present value of minimum royalty payments related to
license from University of Wisconsin (WARF)	-	-	170,992

	$ -	$ -	$ 789,849

Issuance of common stock in satisfaction of due to stockholders	$ 112,000	$ -	$ 184,005
Amendment to Technology and Patent Assignment	$ -	$ -	$ 686,494
Issuance of common stock for prepaid services	$ 19,800	$ -	$ 19,800

Supplemental disclosure for
Cash paid for
Interest	$ 6,917	$ 406	$ 42,311
Income taxes	$ -	$ 248	$ 843

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

Note 1.

Basis of Presentation

Enable IPC Corporation (hereinafter referred to as “Enable IPC” or the “Company”) is a development stage company incorporated on March 17, 2005 under the laws of the state of Delaware. Enable IPC is engaged in the development of new power technologies that combine thin films and nanotechnology.  Enable IPC (Intellectual Property Commercialization) will use these breakthroughs to manufacture microbatteries on microscopically thin film (which are expected to be smaller, cheaper, last longer, and more environmentally friendly than today's standard batteries) and ultracapacitors on standard carbon sheets impregnated with nanoparticles.

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2008, on file with the Securities and Exchange Commission.

The interim financial statements present the condensed balance sheet, statements of operations, stockholders’ deficit and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2008 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Note 3.

Related-Party Transactions

At June 30, 2008, the Company recorded owing $523,337 to related parties - $409,764 payable within 12 months and $113,573 recorded under long term liabilities.  Of the total amount, $318,156 was owed for services rendered to the Company and $205,181 was recorded for outstanding loans to the Company.  Both are summarized below.

Services

At June 30, 2008, the Company owed $318,156 to stockholders for services to the Company.  Of this amount, $304,656 was owed to four stockholders for consulting services rendered to the Company.  These services consisted primarily of conducting and managing research and development of the Company’s microbattery technology at the University of Idaho and the Company’s ultracapacitor coating method at the University of Wisconsin.  In addition, the Company owed a total of $13,500 to Board members for services rendered.

ENABLE IPC CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

Loans

The Company had three outstanding loans payable to stockholders on June 30, 2008.  They are summarized as follows:

The first loan was for $50,000 at 13% interest per annum for a term of 24 months.  The lender also received warrants to purchase 1,250,000 restricted shares of common stock.  Proceeds of $50,000 were allocated to the warrants based on their estimated fair value (utilizing the Black-Scholes method) and credited to additional paid-in capital.  This amount is reflected as a discount against the notes payable and will be amortized to interest expense over the life of the note.  The Company is required to make monthly payments of $2,377 for 24 months.  Interest on this loan totals $7,050.  As of June 30, 2008, the Company had made ten payments on this loan totaling $23,771 ($19,275 toward principal and $4,496 toward interest).  Total principal remaining on this loan on June 30, 2008 was $30,725.  Total unamortized discount also totaled $30,725.

The second loan was for $40,000 at 13% interest per annum for a term of 24 months.  The lender also received warrants to purchase 1,000,000 restricted shares of common stock.  Proceeds of $40,000 were allocated to the warrants based on their estimated fair value (utilizing the Black-Scholes method) and credited to additional paid-in capital.  This amount is reflected as a discount against the notes payable and will be amortized to interest expense over the life of the note.  The Company is required to make monthly payments of $1,905 for 24 months.  Interest on this loan totals $5,721.  As of June 30, 2008, the Company had made nine payments on this loan totaling $17,146 ($13,756 toward principal and $3,390 toward interest).  Total principal remaining on this loan on June 30, 2008 was $26,244.  Total unamortized discount also totaled $26,244.

The third loan was for $240,000 at 13% interest per annum for a term of 30 months.  The Company is required to make monthly payments of $9,413 for 30 months.  Interest on this loan totals $42,395.  As of June 30, 2008, the Company had made five payments on this loan totaling $47,066 ($34,812 toward principal and $12,254 toward interest).  The total principal remaining on this loan on June 30, 2008 was $205,188.

Note 4.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $2,446,850 for the period from March 17, 2005 (Date of Inception) through June 30, 2008.  The Company’s management is in the process of raising additional capital for the Company.

As part of this effort, during the fiscal year ending March 31, 2006, the Company issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400.  Also, in September 2005, the Company issued to another private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of June 30, 2008.

During the fiscal year ended March 31, 2007, the Company issued an aggregate of 3,017,497 shares of common stock for cash proceeds of $202,225, less $3,302 in offering costs.  In addition, the Company issued an aggregate of 150,000 shares of common stock for services valued at $10,500, 100,000 shares to satisfy loans from stockholders totaling $7,000, warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $0.01 per share, all of which had been exercised as of June 30, 2008 for total proceeds of $2,500, and warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.10 per share, none of which have been exercised as of June 30, 2008.

During the fiscal year ended March 31, 2008, the Company issued an aggregate of 9,142,500 shares of common stock to 18 investors for proceeds of $309,000, less $3,413 in offering costs.  In addition, the Company issued an aggregate of 3,599,641 shares to 16 investors for services relating to research and development, legal and business consulting activities valued at $409,325.  In addition, the Company issued an aggregate of 1,500,000 shares, to five investors for prepaid services relating to business and research and development consulting, valued at $145,000, which shares are amortized over the performance period, and an aggregate of  714,358 shares to satisfy outstanding loans from stockholders totaling $65,005, reacquired an aggregate of 1,500,000 shares from an investor and issued warrants to purchase up to 2,250,000 shares of common stock at an exercise price of $0.04 per share, 50,000 of which had been exercised as of June 30, 2008 for proceeds of $2,000.

During April 2008, the Company issued an aggregate of 1,000,000 shares of common stock to a stockholder as partial compensation for services relating to microbattery research and development consulting activities accrued since 2005 and valued at $100,000.  Also during April 2008, the Company issued 100,000 shares in prepaid services relating to research and development activities valued at $9,000, which will be amortized over the performance period.

During May 2008, the Company issued an aggregate of 1,250,000 shares of common stock to an investor for proceeds of $50,000.  Also during May 2008, the Company issued an aggregate of 145,000 shares of common stock to an investor for business consulting services valued at $13,000.  The Company also issued 72,500 shares of common stock to an investor for business services valued at $3,600 and 217,500 shares of common stock for prepaid business services valued at $10,800, which will be amortized over the performance period.

During June 2008, the Company issued an aggregate of 1,040,000 shares of common stock to five investors for proceeds of $26,000.  Also during June 2008, the Company issued 200,000 shares of common stock to a stockholder for accrued business consulting services valued at $12,000.

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

Note 5.

Present Value of Minimum Royalty Payments, Net

The Company has entered into an Exclusive License Agreement (“License Agreement”) granting the Company proprietary rights from the owner of the technology, the Wisconsin Alumni Research Foundation (“WARF”), in consideration for an initial license fee of $50,000, reimbursement of WARF’s patent costs ($12,971) and annual royalties equal to 5% of the net sales of the product or $25,000, whichever is greater, beginning in calendar year 2010.

The Company recorded the present value of the above royalty payments totaling $170,955 (assuming a 10% per annum imputed interest rate) as part of the value of the intangible asset. As of June 30, 2008, the present value of minimum royalty payments, net is as follows:

Present value of minimum royalty payments

       $

170,955

Plus:  accrued interest on minimum royalty payments

  10,516

Present value of minimum royalty payments, net

       $

181,471
                                                                                                     =============

Note 6.

Common Stock

During April 2008, the Company issued an aggregate of 1,000,000 shares of common stock to a stockholder as partial compensation for services relating to microbattery research and development consulting activities accrued since 2005 and valued at $100,000.  Also during April 2008, the Company issued 100,000 shares in prepaid services relating to research and development activities valued at $9,000, which will be amortized over the performance period.

During May 2008, the Company issued an aggregate of 1,250,000 shares of common stock to an investor for proceeds of $50,000.  Also during May 2008, the Company issued an aggregate of 145,000 shares of common stock  to an investor for business consulting services valued at $13,000.  The Company also issued 72,500 shares of common stock to an investor for business services valued at $3,600 and 217,500 shares of common stock for prepaid business services valued at $10,800, which will be amortized over the performance period.

During June 2008, the Company issued an aggregate of 1,040,000 shares of common stock to five investors for proceeds of $26,000.  Also during June 2008, the Company issued an aggregate of 200,000 shares of common stock to a stockholder for accrued business consulting services valued at $12,000.

Note 7.

Subsequent Events

On July 22, 2008, the Company announced that it had partnered with the IMDEA Energy Institute, a Madrid, Spain-based research organization, to jointly develop ultracapacitors.  The Company will provide IMDEA with enhanced ultracapacitor electrodes for integration into a new power conditioning unit in exchange for consideration of approximately 47,000 Euros.

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview/Recent Developments

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

To date, we have commenced limited business operations and have realized no income. We have funded our operations through private placements of equity and loans and contributions from our founders. We have incurred a net loss from operations from inception through June 30, 2008, of $2,446,850.

On July 22, 2008, we announced a partnership with the IMDEA Energy Institute, a Madrid, Spain-based research organization, to jointly develop ultracapacitors.  IMDEA focuses on energy-related research and development with an emphasis on renewable energy and clean energy technologies to achieve outstanding scientific and technological contributions that create a sustainable energy system.  We will provide IMDEA with enhanced ultracapacitor electrodes for integration into a new power conditioning unit in exchange for consideration of approximately 47,000 Euros

Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Revenues.   We did not generate any revenue in the three months ended June 30, 2008, as our focus since inception has been on raising funds to conduct the research and development of our technology. We also generated no revenue during the three-month period ended June 30, 2007. We are a development stage company in our third year of research and development activities, and do not anticipate receiving revenue until we complete product development. There can be no assurance that we will ever receive revenues or reach profitability.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2008 were $225,825, higher than the $184,847 in general and administrative expenses during the same period in 2007.  These expenses for the three months ended June 30, 2008 included $37,500 in wages and salaries to our sole employee, which equaled the wage expenses for the comparable period in 2007.

In the three months ended June 30, 2008, we incurred $26,603 in legal and accounting expenses, compared with $23,943 in such expenses for the same period in 2007.  These 2008 expenses included $14,000 in auditor fees, over twice the $5,000 expense for the same period in 2007, due to an increased workload for the auditors resulting from our growth in fiscal 2008.  The legal and accounting expenses for the three months ended June 30, 2008 also included $8,931 in investor relations activities, a slight decrease from $9,419 for the same period in 2007, and $3,672 in legal fees, a decrease from $9,524 for the same period in 2007.

We had $59,059 in research and development expenses for the three months ended June 30, 2007, a decrease from $67,038 for the three months ended June 30, 2007.  This decrease was due to certain one-time ramp up costs incurred in 2007 in connection with the addition of our ultracapacitor technology.

We incurred $102,663 in other expenses during the three months ended June 30, 2008, an increase from the $56,366 in other expenses we incurred for the three months ended June 30, 2007. The 2008 expenses consisted of $44,114 for consulting expenses, a large increase from $6,575 for the same period in 2007, due to the addition of certain consultants and an overall increase in the activities of our consultants; $20,132 for public relations activities, an increase from the $8,986 for the same period in 2007 due primarily to the hiring of our new public relations firm; $11,806 in depreciation and amortization, an increase from $8,406 for the same period in 2007 due to the additional amortization of our ultracapacitor license; $4,500 in Board member services, a slight increase from $4,000 for the same period in 2007; $3,620 in insurance costs, an increase from $2,427 for the same period in 2007, reflecting the addition of our director’s and officer’s liability insurance policy; $11,852 in rent, an increase from $9,524 for the same period in 2007 due primarily to the payment of rent on two facilities in June 2008 as we moved our offices during that month; $1,827 in travel, conferences and related activities, a large decrease from $8,271 for the same period in 2007, due to a decrease in travel related to research and development on the ultracapacitor technology; and $4,812 in other expenses, an decrease from $8,177 during the same period in 2007.  We anticipate that as we ramp up our operations (including incurring the obligations of a public company), our general and administrative expenses will increase significantly.

Sales and Marketing Expenses.  We did not incur sales and marketing expenses for the three months ended June 30, 2008, but intend to develop our sales and marketing efforts at a measured pace until our products are ready for introduction into the market. We also incurred no sales and marketing expenses for the three months ended June 30, 2007.

Interest Expense   We had interest expense of $24,300 for the three months ended June 30, 2008, compared to interest expense of $17,485 for the comparable period in 2007.  The increase was primarily attributable to interest on additional loans from stockholders.

Net Loss.  As a result of the foregoing factors, our net loss was $250,125 or $0.01 per share, for the three months ended June 30, 2008. This loss is greater than the net loss of $202,332, or $0.01 per share, for the three months ended June 30, 2007.

Liquidity and Capital Resources

From our date of inception (March 17, 2005), we have obtained the majority of our cash resources from private placements of equity and loans and contributions from our founders. Our operating plan for the years ending March 31, 2009 and 2010 is focused on development of our products. We currently anticipate that cash of $2,500,000 is required to support this plan. At June 30, 2008, we had only $2,419 in cash, and had a burn rate of approximately $38,064 per month during the quarter. We are attempting to raise additional capital.

During the fiscal year ended March 31, 2006, we issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400, and issued a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share (such warrant had not been exercised as of June 30, 2008).  In the fiscal year ended March 31, 2007, we issued an aggregate of 3,017,497 shares of common stock for cash proceeds of $198,923.

During the fiscal year ended March 31, 2008, we issued an aggregate of 9,142,500 shares of common stock to 18 investors for proceeds of $309,000, less $3,413 in offering costs.  In addition, we issued an aggregate of 3,599,641 shares of common stock to 16 investors for services relating to research and development, legal and business consulting activities valued at a total of $409,325.  We also issued an aggregate of 1,500,000 shares, valued at $145,000, to five investors for prepaid services relating to business and research and development consulting, and which are amortized over the performance period, and an aggregate of 714,358 shares of common stock to repay loans of $65,005, reacquired 1,500,000 shares from an investor and issued warrants to purchase up to 2,250,000 shares of common stock at an exercise price of $0.04 per share, 50,000 of which had been exercised at June 30, 2008, for total proceeds of $2,000.

We have continued to raise funds during the first three months of fiscal 2009.  During April 2008, we issued an aggregate of 1,000,000 shares of common stock, valued at $100,000, to an investor as partial compensation for services relating to microbattery research and development activities accrued since 2005, and 100,000 shares of common stock, valued at $9,000, to one investor for prepaid services relating to research and development activities, which will be amortized over the performance period.  During May 2008, we issued 1,250,000 shares of common stock to an investor for proceeds of $50,000.  We also issued during that month 145,000 shares of common stock to an investor for business consulting services valued at $13,000 and 290,000 shares for prepaid services, valued at $14,400, which will be amortized over the performance period.

During June 2008, we issued an aggregate of 1,040,000 shares of common stock to five investors for proceeds of $26,000.   Also during June 2008, we issued an aggregate of 200,000 shares of common stock to a stockholder for accrued business consulting services valued at $12,000.

We continue to seek to raise additional funds to support operations through private placements of equity and debt securities. We believe that the funds raised through this plan will be sufficient to support our operations through the year ending March 31, 2009. A large portion of our anticipated costs will relate to product research and development. In addition, we plan to invest in additional employees, and to build our infrastructure to comply with the requirements of being a publicly traded company. We currently plan to hire two full time engineers to assist with product development. Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures.   We anticipate receiving some revenue from operations in the next year, but not enough to meet our anticipated costs.  Therefore, our success will be largely dependent on funding from private placements of equity securities. There can be no assurance that we will be successful in raising any capital, and at the present time, we have no other agreements or arrangements for any private placements.

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

The report of our independent certified public accountants, included in our Annual Report on Form 10-KSB for the year ended March 31, 2008, contains a paragraph regarding our ability to continue as a going concern.

During the three months ended June 31, 2008, we continued to spend cash to fund our operations. Cash used by operating activities for the three months ended June 30, 2008 equaled $142,079, and consisted principally of our net loss of $250,125, plus increases in depreciation and amortization of $11,806, stock-based compensation of $48,215, interest of $4,321 accrued on the present value of the minimum royalty payments to WARF, prepaid expenses of $2,675, accounts payable of $30,883 and accrued liabilities of $10,146.  During the comparable period in 2007, net cash of $191,105 was used by operating activities, consisting of our net loss of $202,332, offset by decreases in prepaid expenses of $3,972 and accounts payable of $38,686, and increases in accrued liabilities of $15,000, interest of $17,079 accrued on the present value of our minimum royalty payments to Dr. Choi (which payments were restructured in fiscal 2008), and depreciation and amortization of $8,406, stock-based compensation of $13,280 and other receivables of $120.

We did not use any cash in investing activities for the three months ended June 30, 2008 or the three months ended June 30, 2007.

Cash flow from financing activities for the three months ended June 30, 2008 produced a net increase in cash of $104,327, consisting of $76,000 from the issuance of common stock for cash and an increase of $28,327 in the total amounts due to our stockholders.  During the three months ended June 30, 2007, cash flows from financing activities produced a net increase of cash of $180,162, consisting of $124,100 from the issuance of common stock and $56,062 from an increase in the amounts due to our stockholders.

As of June 30, 2008, we had cash and cash equivalents amounting to $2,419, a decrease from the balance of $40,171 at March 31, 2008. Our working capital deficit increased to $651,385 at June 30, 2008, from $633,246 at March 31, 2008. There were no material commitments for capital expenditures at June 30, 2008.

Our research and development activities over the next twelve months are expected to consist of the packaging of our microbattery product for certain, select low power applications, while continuing the work to optimize its power output.  This development work could take a year.  In addition, we expect to continue to optimize the ultracapacitor process for specific applications.

As of June 30, 2008, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. We may not be able to secure funding in the future necessary to complete our intended research and development activities. We have certain minimum annual royalty payments to the University of Wisconsin’s licensing arm, WARF, of $25,000 beginning in calendar year 2010.

At June 30, 2008, we had no off-balance sheet arrangements.

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

Stock-based Compensation.  On April 1, 2006 we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”, requiring us to recognize expense related to the fair value of our employee stock option awards. We recognize the cost of all share-based awards on a graded vesting basis over the vesting period of the award. We have granted no warrants or options to employees since inception. Accordingly, the adoption of SFAS No. 123 (R) did not impact our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk.

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices. We do not currently have any trading derivatives nor do we expect to have any in the future. We have established policies and internal processes related to the management of market risks, which we use in the normal course of our business operations.

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests annually and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue, EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired. We also consider the market value of our own stock and those of companies similar to ours. As of June 30, 2008, we believe our intangible assets are recoverable; however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4.

Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls

There were no changes in our internal controls or in other factors during the period covered by this quarterly report that have materially affected or are likely to materially affect our internal controls over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.

Legal Proceedings.

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

Our independent auditors, L.L. Bradford & Co., have indicated that they have substantial doubt as to our ability to continue as a going concern. This opinion is based on their analysis of our financial condition (see "Report of Independent Registered Accounting Firm" in our annual report on Form 10-KSB for the year ended March 31, 2008). This opinion could seriously hamper our ability to raise the additional funds we need to implement our business plan. If we cannot obtain additional funds, it is likely that we will be unable to implement our business plan.

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

For the period from March 17, 2005 (date of inception) through June 30, 2008, we had net losses from operations of $2,446,850. We will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to product research and development. In addition, we plan to invest in additional employees to assist with product development and to build our infrastructure to comply with the requirements of being a publicly traded company. Our management believes these expenditures are necessary to commercialize our technology and to penetrate the markets for our products. If our revenue growth is slower than anticipated or our operating expenses exceed expectations, our losses will be significantly greater. We may never achieve profitability.

If we do not raise additional capital, we may have to curtail or even cease operations.

Our operating plan for the year ending March 31, 2009 is focused on development of our products. We currently anticipate that cash of $2,500,000 will be required to support this plan. At June 30, 2008, we had only $2,419 in cash. We are actively seeking additional funding.

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

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees and consultants, particularly David A. Walker, our Chief Executive Officer, and Mark A. Daugherty, Ph.D., our Chief Technology Officer. The loss of the services of any of our executive officers or key employees or consultants could materially and adversely affect our business. Our employment agreement with Mr. Walker expired on March 31, 2007; however, he has verbally agreed to continue to provide his services as needed and we are in the process of finalizing a new written employment agreement with him. We have no written agreement with Dr. Daugherty; however, he has verbally agreed to provide consulting services as needed and we are also in the process of finalizing a new written agreement with him. We currently have no key man insurance for either Mr. Walker or Dr. Daugherty.

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

Finally, Infinite Power Solutions, Inc., a licensee of Oak Ridge National Energy Lab, is currently producing its Lite-Star TM thin film battery.

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

We have entered into an exclusive license agreement with the University of Wisconsin that limits our use of patented ultracapacitor technology for the consumer electronics field of use.  However, we are currently prohibited from using the technology in other fields of use. These prohibited fields of use may prove to be more lucrative than any permitted use we do pursue.

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

We have done no studies to determine the long term health effects of our products.  Although our products are not meant to be used in a human body, some issues could arise that might preclude us from using our product in certain markets

Risks Related To Our Common Stock

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

Our Board of Directors may generally issue shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our Board may deem relevant at that time.  During the three months ended June 30, 2008, and the year ended March 31, 2008, we issued a total of 217,500 shares and 5,099,641 shares, respectively, of our common stock in payment for services, including prepaid services.  It is likely that we will issue additional securities to pay for services and reduce debt in the future.  It is possible that we will issue additional shares of common stock under circumstances we may deem appropriate at the time.

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

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

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

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In April 2008, we issued an aggregate of 1,000,000 shares of common stock to a stockholder as partial compensation for services relating to microbattery research and development consulting activities accrued since 2005 and valued at $100,000.  Also during April 2008, we issued 100,000 shares in prepaid services relating to research and development activities, valued at $9,000, which will be amortized over the performance period. The issuances were made in reliance on Section 4(2) of the Securities Act, and without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

In May 2008, we issued an aggregate of 1,250,000 shares of common stock to an investor for proceeds of $50,000.  Also during May 2008, we issued an aggregate of 145,000 shares of common stock to an investor for business consulting services valued at $13,000.  We also issued 72,500 shares of common stock to an investor for business services valued at $3,600 and 217,500 shares of common stock for prepaid business services valued at $10,800, which will be amortized over the performance period.  The issuances were made in reliance on Section 4(2) of the Securities Act, and without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

During June 2008, we issued an aggregate of 1,040,000 shares of common stock to five investors for proceeds of $26,000.  Also during June 2008, we issued an aggregate of 200,000 shares of common stock to a stockholder for accrued business consulting services valued at $12,000.  The issuances were made in reliance on Section 4(2) of the Securities Act, and without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

ITEM 3.

Defaults Upon Senior Securities

Not applicable.

ITEM 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.

Other Information

Not applicable.

ITEM 6.

Exhibits

Exhibit Number	Description	Location
3.1	Articles of Incorporation	Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed on June 3, 2005 (Ex. No. 3.1)
3.2	Amended and Restated Bylaws	Incorporated by reference from the Registrant’s proxy statement filed on June 22, 2007
4.1	Form of Subscription Agreement	Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed on June 3, 2005 (Ex. No. 4.1)
10.1	Technology and Patent Assignment dated March 17, 2005, between the Registrant and Dr. Sung H. Choi	Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed on June 3, 2005 (Ex. No. 10.1)
10.1(a)	Amendment to Technology and Patent Assignment dated March 27, 2008, between the Registrant and Dr. Sung H. Choi	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on June 30, 2008 (Ex. No. 10.1(a))
10.2	Standard Industrial/Commercial Multi-Tenant Lease - Gross, dated December 14, 2005, by and between the Registrant and Valencia Associates	Incorporated by reference from the Registrant’s Form SB-2/A Registration Statement filed on January 24, 2006 (Ex. No. 10.7)
10.3	Lease, dated May 27, 2008. by and between the Registrant and Meadows Stabe Properties, LLC	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on June 30, 2008 (Ex. No. 10.3)
10.4	Employment Agreement, dated March 15, 2005, by and between the Registrant and David A. Walker	Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed on June 3, 2005 (Ex. No. 10.4)
10.5	Consulting Agreement, dated March 15, 2005, by and between the Registrant and Mark A. Daugherty	Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed on June 3, 2005 (Ex. No. 10.5)
10.6	Consulting Agreement, dated March 15, 2005, by and between the Registrant and Dr. Sung H. Choi	Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed on June 3, 2005 (Ex. No. 10.6)
10.7	Enable IPC Corporation 2007 Stock Incentive Plan	Incorporated by reference from the Registrant’s proxy statement filed on June 22, 2007
10.8	Exclusive License Agreement, dated December 13, 2007, by and between the Registrant and Wisconsin Alumni Research Foundation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 19, 2007 (Ex. No. 10.1)
14	Code of Ethics	Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed on June 3, 2005 (Ex. No. 14)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer and Principal Financial Officer	Filed herewith

32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 2008

Enable IPC Corporation

By:

/s/ David A. Walker

David A. Walker

Chief Executive Officer and

Acting Chief Financial Officer

(Principal Financial and Accounting Officer)

Exhibit 31.1

CERTIFICATION

I, David A. Walker, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Enable IPC Corporation;

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

4.

As the registrant's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

As the registrant's sole certifying officer, I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Dated: August 13, 2008

/s/ David A. Walker

David A. Walker

Chief Executive Officer and acting Chief Financial Officer

(Principal Executive Officer and Principal Financial and Accounting Officer)

Exhibit 32.1

WRITTEN STATEMENT OF THE PRINCIPAL EXECUTIVE OFFICER AND ACTING PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. 1350

Solely for the purposes of complying with 18 U.S.C. 1350, I, the undersigned Principal Executive Officer and acting Principal Financial Officer of Enable IPC Corporation (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2008

/s/ David A. Walker

David A. Walker

Chief Executive Officer and acting Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)