Form 10-Q
period 2008-09-30
ENABLE IPC CORP
filed 2008-11-21
CIK 1326068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

661-775-9273

(Registrant’s telephone number, including area coder)

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

At November 10, 2008, the registrant had outstanding 37,618,400 shares of common stock, $0.001 par value per share.

ENABLE IPC CORPORATION

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Condensed Balance Sheets
as of September 30, 2008 (Unaudited) and March 31, 2008

3

Condensed Statements of Operations (Unaudited)
for the six months ended September 30, 2008 and September 30, 2007,

and the period from March 17, 2005 (Inception) through September 30, 2008.

4

Condensed Statement of Stockholders' Deficit (Unaudited)
for the period from March 17, 2005 (Inception) through September 30, 2008

5

Condensed Statements of Cash Flows (Unaudited)
for the six months ended September 30, 2008 and September 30, 2007, and the period from March 17, 2005 (Inception) through September 30, 2008

6

Notes to Condensed Financial Statements (Unaudited)

8

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

19

Item 4T.

Controls and Procedures

19

PART II – OTHER INFORMATION

22

Item 1.

Legal Proceedings

20

Item 1A.

Risk Factors

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3.

Defaults Upon Senior Securities

28

Item 4.

Submission of Matters to a Vote of Security Holders

28

Item 5.

Other Information

29

Item 6.

Exhibits

29

SIGNATURES

30

PART 1 -- FINANCIAL INFORMATION

ITEM 1.

Financial Statements

ENABLE IPC CORPORATION

 (A DEVELOPMENT STAGE COMPANY)

 CONDENSED BALANCE SHEETS

ASSETS

	September 30, 2008	March 31, 2008
	(Unaudited)
Current assets
Cash	$ 1,690	$ 40,171
Prepaid expenses due within 12 months	7,098	28,760
Total current assets	8,788	68,931

Fixed assets, net	10,088	11,283

Other assets
Other prepaid expenses	4,000	-
Intangible assets, net	715,696	735,064
Total other assets	719,696	735,064

Total assets	$ 738,572	$ 815,278

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 125,536	$ 22,626
Accrued expenses and other current liabilities	197,727	177,470
Other liability	25,000	25,000
Due to stockholders, net of discounts	414,059	477,081
Total current liabilities	762,322	702,177

Long-term liabilities
Due to stockholders	88,758	129,929
Present value of minimum royalty payments	185,793	177,150
Total long-term liabilities	274,551	307,079

Total liabilities	1,036,073	1,009,256

Commitments and contingencies

Stockholders' deficit
Preferred stock; no par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 50,000,000 shares
authorized, 37,618,400 shares issued and outstanding	37,618	28,679
Additional paid-in capital	2,402,643	2,005,150
Additional paid-in capital -- warrants	88,000	88,000
Prepaid services in common stock	(70,254)	(119,082)
Accumulated deficit	(2,756,308)	(2,196,725)
Total stockholders' deficit	(298,301)	(193,978)

Total liabilities and stockholders' deficit	$ 738,572	$ 815,278

ENABLE IPC CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Six months ended September 30,		March 17, 2005 (Inception) through
	2008	2007	2008	2007	September 30, 2008

Revenues	$ -	$ -	$ -	$ -	$ -

Operating expenses
General and administrative expenses
Legal and professional fees	65,619	37,360	92,222	61,303	484,622
Wages and salaries	37,500	37,500	75,000	75,000	532,407
Research and development	75,926	30,550	134,985	97,588	601,951
Other general and administrative	83,191	78,477	185,854	134,843	830,078
Total general and administrative expenses	262,236	183,887	488,061	368,734	2,449,058

Loss from operations	(262,236)	(183,887)	(488,061)	(368,734)	(2,449,058)

Interest income/expense	(47,222)	(18,923)	(71,522)	(36,408)	(305,747)

Loss before provision for income taxes	(309,548)	(202,810)	(559,583)	(405,142)	(2,754,805)

Provision for income taxes	-	-	-	-	(1,503)

Net loss	$ (307,392)	$ (202,810)	$ (559,583)	$ (405,142)	$ (2,756,308)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.16)

Basic and diluted weighted average
common shares outstanding	34,822,051	21,182,756	32,836,655	18,884,645	17,287,823

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Prepaid Services Paid in Common Stock	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance at March 31, 2008	28,678,996	$28,679	$2,093,150	$(119,082)	$(2,196,725)	(193,978)

Common stock issued for cash	5,371,000	5,371	181,629	-		187,000

Common stock issued for services	217,500	218	16,382	-		16,600

Common stock issued for prepaid services	317,500	318	19,482	(19,800)		-

Common stock issued in satisfaction of due to stockholders	3,033,404	3,033	179,999	-		183,032

Amortization of prepaid services	-	-	-	68,628		68,628

Net loss	-	-	-	-	(559,583)	(559,583)

Balance at September 30, 2008	37,618,400	$37,618	$2,490,643	$(70,254)	$(2,756,308)	$(298,301)

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six months ended September 30, 2008	Six months ended September 30, 2007	March 17, 2005 (Inception) through September 30, 2008
Cash flows from operating activities:
Net loss	$ (559,583)	$ (405,142)	$ (2,756,308)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	20,563	16,811	124,839
Accretion of due to stockholder discount	46,401	-	68,671
Stock based compensation	85,228	118,035	422,825
Stock based compensation related to office supplies	-	-	2,608
Interest accrued on PV of minimum royalty payments	8,643	34,159	207,438
Changes in operating assets and liabilities:			-
Prepaid expenses	17,662	(13,981)	(11,098)
Other receivable	-	240	-
Accounts payable	102,910	-	139,468
Accrued liabilities	20,257	34,500	301,164
Net cash used by operating activities	(257,919)	(215,378)	(1,500,394)

Cash flows from investing activities:
Purchase of intangible asset	-	-	(37,159)
Purchase of fixed assets	-	-	(9,714)
Net cash used by investing activities	-	-	(46,873)

Cash flows from financing activities:
Issuance of common stock for cash	187,000	181,100	979,142
Change in due to stockholders	32,438	20,257	569,814
Net cash provided by financing activities	219,438	201,357	1,548,956

Net change in cash	(38,480)	(14,021)	1,690

Beginning balance, April 1	40,171	21,913	-

Ending balance, September 30	$ 1,690	$ 7,892	$ 1,690

Schedule of non-cash investing and financing activities:
Issuance of 2,780,200 shares for fixed assets	$ -	$ -	$ 13,901
(Continued)

ENABLE IPC CORPORATION (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)
	Six months ended September 30, 2008	Six months ended September 30, 2007	March 17, 2005 (Inception) through September 30, 2008
Purchase of intangible assets
Issuance of 2,000,000 shares related to Technology and Patent assignment	$ -	$ -	$ 10,000

Present value of minimum royalty payments related to Technology and Patent assignment	-	-	583,857

Other liability for patent relating to ultracapacitor technology from University of Wisconsin (WARF)	-	-	25,000

Present value of minimum royalty payments related to license from University of Wisconsin (WARF)	-	-	170,992

	$ -	$ -	$ 789,849

Issuance of common stock in satisfaction of due to stockholders	$ 183,032	$ 92,255	$ 255,037

Amendment to Technology and Patent Assignment	$ -	$ -	$ 686,494

Issuance of common stock for prepaid services	$ 19,800	$ -	$ 19,800

Supplemental disclosure for
Cash paid for
Interest	$ 31,761	$ 2,254	$ 65,481
Income taxes	$ -	$ -	$ 1,503

See Accompanying Notes to Financial Statements

ENABLE IPC CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

Note 1.

Description of Business and Summary of Significant Accounting Policies

Basis of Presentation

Enable IPC Corporation (hereinafter referred to as “Enable IPC” or the “Company”) is a development stage company incorporated on March 17, 2005 under the laws of the state of Delaware. Enable IPC is engaged in the development of new power technologies that combine thin films and nanotechnology.  Enable IPC (Intellectual Property Commercialization) plans to use these breakthroughs to manufacture microbatteries on microscopically thin film (which are expected to be smaller, cheaper, last longer, and be more environmentally friendly than today's standard batteries) and ultracapacitors on standard carbon sheets impregnated with nanoparticles.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2008 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Reclassifications.  Certain reclassifications have been made to the 2007 financial statement amounts to conform to the 2008 financial statement presentation.

New Accounting Pronouncements – In May 2008, the FASB issued STAFF POSITION (FSP) No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FSP No. 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not currently have any debt instruments for which this FSP would apply and does not expect to have any significant financial impact upon its adoption in April 2009. Early adoption is not permitted.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133." This statement is intended to enhance the current disclosure framework in SFAS No. 133. Under SFAS No. 161, entities will have to provide disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c), how derivative instruments and related hedged items effect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for all financial statements issued for fiscal and interim periods beginning after November 15, 2008. Since the Company does not currently have any derivative instruments, nor does it engage in hedging activities, the Company expects to have no significant financial impact as a result of adoption of SFAS No. 161.

ENABLE IPC CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after April 1, 2009. The Company does not currently anticipate a significant financial impact upon adoption of SFAS No. 141.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. SFAS 160 is effective for the Company as of April 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the consolidated financial position, results of operations, and disclosures.

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

Note 3.

Related-Party Transactions

At September 30, 2008, the Company recorded owing $500,751 to related parties - $411,993 payable within 12 months and $88,758 recorded under long term liabilities.  Of the total amount, $310,028 was owed for services rendered to the Company and $190,723 was recorded for outstanding loans to the Company.  Both are summarized below.

Services

At September 30, 2008, the Company owed $310,028 to stockholders for services to the Company.  Of this amount, $292,723 was owed to four stockholders for consulting services rendered to the Company.  These services consisted primarily of conducting and managing research and development of the Company’s microbattery technology at the University of Idaho and the Company’s ultracapacitor coating method at the University of Wisconsin.  In addition, the Company owed a total of $17,305 to Board members for services rendered.

Loans

The Company had two outstanding loans payable to stockholders on September 30, 2008.  They are summarized as follows:

The first loan was for $40,000 at 13% interest per annum for a term of 24 months.  The lender also received warrants to purchase 1,000,000 restricted shares of common stock.  Proceeds of $40,000 were allocated to the warrants based on their estimated fair value (utilizing the Black-Scholes method) and credited to additional paid-in capital.  This amount is reflected as a discount against the notes payable and will be amortized to interest expense over the life of the note.  The Company is required to make monthly payments of $1,905 for 24 months.  Interest on this loan totals $5,721.  As of September 30, 2008, the Company had made twelve payments on this loan totaling $22,861 ($18,671 toward principal and $4,190 toward interest).  Total principal remaining on this loan on September 30, 2008 was $21,329.  Total unamortized discount also totaled $21,329.

The second loan was for $240,000 at 13% interest per annum for a term of 30 months.  The Company is required to make monthly payments of $9,413 for 30 months.  Interest on this loan totals $42,395.  As of September 30, 2008, the Company had made seven payments on this loan totaling $65,892 ($49,270 toward principal and $16,622 toward interest).  The total principal remaining on this loan on September 30, 2008 was $190,730.

A third loan was for $50,000 at 13% interest per annum for a term of 24 months.  The lender also received warrants to purchase 1,250,000 restricted shares of common stock.  Proceeds of $50,000 were allocated to the warrants based on their estimated fair value (utilizing the Black-Scholes method) and credited to additional paid-in capital.  This amount was reflected as a discount against the notes payable and will be amortized to interest expense over the life of the note.  The Company was required to make monthly payments of $2,377 for 24 months.  Interest on this loan totaled $7,050.  During August 2008, the Company issued 768,000 shares of its common stock to pay off the balance of the loan, which at the time was $30,725.  The remaining unamortized discount of $30,725 was expensed at the time of the conversion to interest expense.

Note 4.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $2,756,308 for the period from March 17, 2005 (Date of Inception) through September 30, 2008.  The Company’s management is in the process of raising additional capital for the Company.

As part of this effort, during the fiscal year ending March 31, 2006, the Company issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400.  Also, in September 2005, the Company issued to another private investor a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share, none of which had been exercised as of September 30, 2008.

During the fiscal year ended March 31, 2007, the Company issued an aggregate of 3,017,497 shares of common stock for cash proceeds of $202,225, less $3,302 in offering costs.  In addition, the Company issued an aggregate of 150,000 shares of common stock for services valued at $10,500, 100,000 shares to satisfy loans from stockholders totaling $7,000, warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $0.01 per share, all of which had been exercised as of September 30, 2008 for total proceeds of $2,500, and warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.10 per share, none of which have been exercised as of September 30, 2008.

During the fiscal year ended March 31, 2008, the Company issued an aggregate of 9,142,500 shares of common stock to 18 investors for proceeds of $309,000, less $3,413 in offering costs.  In addition, the Company issued an aggregate of 3,599,641 shares to 16 investors for services relating to research and development, legal and business consulting activities valued at $409,325.  In addition, the Company issued an aggregate of 1,500,000 shares, to five investors for prepaid services relating to business and research and development consulting, valued at $145,000, which shares are amortized over the performance period, and an aggregate of  714,358 shares to satisfy outstanding loans from stockholders totaling $65,005, reacquired an aggregate of 1,500,000 shares from an investor and issued warrants to purchase up to 2,250,000 shares of common stock at an exercise price of $0.04 per share, 50,000 of which had been exercised as of September 30, 2008 for proceeds of $2,000.

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

During August 2008, the Company issued an aggregate of 2,620,000 shares of common stock to seven investors for net proceeds of $111,000. Also during August, the Company issued 768,000 shares to an investor to satisfy a loan obligation totaling $30,725.  In addition, during August 2008 the Company issued an aggregate of 1,526,404 shares to four investors for services rendered; 1,065,404 of these were issued to three investors for accrued research and development services totaling $40,307 relating to the Company’s ultracapacitor technology and the remaining 461,000 shares were issued for commissions on investments received and recorded as offering costs net of the investments received.

The Company continues to seek to raise additional funds to support operations through private placements of equity and debt securities. Management believes that the funds raised through this plan will be sufficient to support operations through the year ending March 31, 2009.

These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing from the sale of its common stock, as may be required, and ultimately, to attain profitability.

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

The Company recorded the present value of the above royalty payments totaling $170,955 (assuming a 10% per annum imputed interest rate) as part of the value of the intangible asset. As of September 30, 2008, the present value of minimum royalty payments, net is as follows:

Present value of minimum royalty payments

       $

170,955

Plus:  accrued interest on minimum royalty payments

  14,838

Present value of minimum royalty payments, net

       $

185,973
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

During August 2008, the Company issued an aggregate of 2,620,000 shares of common stock to seven investors for net proceeds of $111,000. Also during August, the Company issued 768,000 shares to an investor to satisfy a loan obligation totaling $30,725.  In addition, during August 2008 the Company issued an aggregate of 1,526,404 shares to four investors for services rendered; 1,065,404 of these were issued to three investors for accrued research and development services totaling $40,307 relating to the Company’s ultracapacitor technology and the remaining 461,000 shares were issued for commissions on investments received and recorded as offering costs net of the investments received.

Note 7.  Partnership Agreement and Initial Contract

 In July 2008, we announced a partnership agreement with IMDEA Energy Institute in Madrid, Spain, which marked the first commercial sale of our ultracapacitor product.  The agreement calls for the delivery of a number of electrodes – a key ultracapacitor component – for specialized applications.   Proceeds from this agreement, which are scheduled to be invoiced in the next quarter, amount to 47,000 Euros (about $59,000).

Note 8.

Subsequent Events

On October 1, 2008, we announced that we had entered into an LLC Membership Purchase Agreement with SolRayo, LLC, a Wisconsin limited liability company (“SolRayo”) for the purchase of Class A Membership Interests in SolRayo equal to 50.01% of SolRayo’s total outstanding membership interests.  Prior to entering into the Agreement, we were a party, with SolRayo, to a Joint Development Agreement, dated March 29, 2007, pursuant to which we provided cash and stock payments to support the development of certain ultracapacitor technology licensed by us from the University of Wisconsin through its Wisconsin Alumni Research Fund.  We provided funding to SolRayo of an aggregate of $87,340 before the termination of the Joint Development Agreement in January 2008.  In consideration for the issuance and sale of the Class A Membership Interests, we have agreed to provide to SolRayo in kind contributions with an aggregate value of $250,000, pursuant to the terms and conditions of a $250,000 clean energy grant received by SolRayo from the Wisconsin Energy Independence Fund.  This grant will be used by SolRayo to defray development costs and to support further research and development leading to the use of the ultracapacitor in new clean energy technologies.

In November 2008, we invoiced IMDEA Energy Institute for the first portion of our agreement, amounting to 23500 Euros.  This invoice marks our first commercial sale.  The agreement calls for the delivery of a number of electrodes for specialized applications.

12

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

In addition, we have entered into an Exclusive License Agreement (“License”) with the Wisconsin Alumni Research Foundation (the licensing arm of the University of Wisconsin) which will allow us to eventually fully commercialize and sell an ultracapacitor technology. We believe this technology will allow us and our customers to make ultracapacitors which will compliment our microbattery as well as meet performance specifications for existing consumer, industrial and possibly transportation products.  In July 2008 we announced a partnership agreement with IMDEA Energy Institute in Madrid, Spain, which marked the first commercial sale of our ultracapacitor product.  The agreement calls for the delivery of a number of electrodes – a key ultracapacitor component – for specialized applications.

To date, we have commenced limited business operations and have realized no income. We have funded our operations through private placements of equity and loans and contributions from our founders. We have incurred a net loss from operations from inception through September 30, 2008, of $2,756,308.

On October 1, 2008, we announced that we had entered into an LLC Membership Purchase Agreement with SolRayo, LLC, a Wisconsin limited liability company (“SolRayo”), for the purchase of Class A Membership Interests in SolRayo equal to 50.01% of SolRayo’s total outstanding membership interests.  Prior to entering into the Agreement, we were a party, with SolRayo, to a Joint Development Agreement, dated March 29, 2007, pursuant to which we provided cash and stock payments to support the development of certain ultracapacitor technology licensed by us from the University of Wisconsin through its Wisconsin Alumni Research Fund.  We provided funding to SolRayo of an aggregate of $87,340 before the termination of the Joint Development Agreement in January 2008.    In consideration for the issuance and sale of the Class A Membership Interests, we have agreed to provide to SolRayo in kind contributions with an aggregate value of $250,000, pursuant to the terms and conditions of a $250,000 clean energy grant received by SolRayo from the Wisconsin Energy Independence Fund.  This grant will be used by SolRayo to defray development costs and to support further research and development leading to the use of the ultracapacitor in new clean energy technologies.

Results of Operations

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Revenues.   We did not generate any revenue in the three months ended September 30, 2008, as our focus since inception has been on raising funds to conduct the research and development of our technology. We also generated no revenue during the three-month period ended September 30, 2007. We are a development stage company in our third year of research and development activities, and do not anticipate receiving revenue until we complete product development. There can be no assurance that we will ever receive revenues or reach profitability.

13

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2008 were $262,236, higher than the $183,887 in general and administrative expenses during the same period in 2007.  These expenses for the three months ended September 30, 2008 included $37,500 in wages and salaries to our sole employee, which equaled the wage expenses for the comparable period in 2007.

In the three months ended September 30, 2008, we incurred $65,619 in legal and accounting expenses, compared with $37,360 in such expenses for the same period in 2007.  These 2008 expenses included $4,500 in auditor fees, less than the $7,400 expense for the same period in 2007; $10,661 in investor relations and EDGAR filing activities and fees, an increase from $7,417 for the same period in 2007 due to increased investor relations activities, and $50,458 in legal fees, a significant increase from $22,543 for the same period in 2007 due primarily to the timing of invoicing for services rendered for multiple public company filings.

We had $75,926 in research and development expenses for the three months ended September 30, 2008, a large increase from $30,550 for the three months ended September 30, 2007.  This increase was due to additional testing and packaging costs incurred in connection with both our microbattery and ultracapacitor technologies.

We incurred $83,191 in other expenses during the three months ended September 30, 2008, a slight increase from the $78,477 in other expenses we incurred for the three months ended September 30, 2007. The 2008 expenses consisted of $32,114 for consulting expenses, a slight decrease from $37,875 for the same period in 2007; $11,980 for public relations activities, an expense we did not incur during the same period in 2007 due to the hiring of our new public relations firm; $8,757 in depreciation and amortization, a slight increase from $8,414 for the same period in 2007; $5,500 in Board member services, an increase from $4,000 for the same period in 2007; $5,760 in rent, a decrease from $9,524 for the same period in 2007 due primarily to the savings on rent by our move to our new facility in June 2008; $7,650 in expenses relating to the annual meeting of shareholders, an increase from $4,682 for the same period in 2007 reflecting increased annual meeting costs; $3,620 in travel, conferences and related activities, an increase from $2,668 for the same period in 2007, due to an increase in travel related to research and development on the ultracapacitor and microbattery technologies; and $7,810 in other expenses, a decrease from $11,314 during the same period in 2007.  We anticipate that as we ramp up our operations (including the continuing obligations of a public company), our general and administrative expenses will increase significantly.

Sales and Marketing Expenses.  We did not incur sales and marketing expenses for the three months ended September 30, 2008, but intend to develop our sales and marketing efforts at a measured pace until our products are ready for introduction into the market. We also incurred no sales and marketing expenses for the three months ended September 30, 2007.

Interest Expense   We had interest expense of $47,222 for the three months ended September 30, 2008, compared to interest expense of $19,731 for the comparable period in 2007.  The increase was partially attributable to the elimination of the interest accumulation on the microbattery payments.  In addition, during the three months ended September 30, 2008, we issued 768,000 shares to an existing shareholder to retire a loan to that shareholder.  The remaining unamortized discount of $30,725 was expensed at the time of the conversion.

Net Loss.  As a result of the foregoing factors, our net loss was $309,458 or $0.01 per share, for the three months ended September 30, 2008. This loss is greater than the net loss of $202,810, or $0.01 per share, for the three months ended September 30, 2007.

Six months ended September 30, 2008 compared to six months ended September 30, 2007

Revenues.   We did not generate any revenue in the six months ended September 30, 2008, as our focus since inception has been on raising funds to conduct the research and development of our technology. We also generated no revenue during the six-month period ended September 30, 2007. We are a development stage company in our third year of research and development activities, and do not anticipate receiving revenue until we complete product development. There can be no assurance that we will ever receive revenues or reach profitability.

General and Administrative Expenses.  General and administrative expenses for the six months ended September 30, 2008 were $488,061, higher than the $368,734 in general and administrative expenses during the same period in 2007.  These expenses for the six months ended September 30, 2008 included $75,000 in wages and salaries to our sole employee, which equaled the wage expenses for the comparable period in 2007.

In the six months ended September 30, 2008, we incurred $92,222 in legal and accounting expenses, compared with $61,303 in such expenses for the same period in 2007.  These 2008 expenses included $18,500 in auditor fees, an increase over the $12,400 expense for the same period in 2007, due to an increased workload for the auditors resulting from our growth in fiscal 2008.  The legal and accounting expenses for the six months ended September 30, 2008 also included $19,093 in investor relations and EDGAR filing fees and other related activities, an increase from $16,836 for the same period in 2007 due to increased investor relations activities; and $54,629 in legal fees, an increase from $32,067 for the same period in 2007 due to increased legal fees associated with being a public company and legal expenses related to our microbattery patent application.

We had $134,985 in research and development expenses for the six months ended September 30, 2008, an increase from $97,588 for the six months ended September 30, 2007.  This increase was due to additional testing and packaging costs incurred in connection with the microbattery and ultracapacitor technologies.

We incurred $185,854 in other expenses during the six months ended September 30, 2008, an increase from the $134,843 in other expenses we incurred for the six months ended September 30, 2007. The 2008 expenses consisted of $76,228 for consulting expenses, a large increase from $44,450 for the same period in 2007, due to the addition of certain consultants and an overall increase in the activities of our consultants; $30,950 for public relations activities, an expense we did not incur during the same period in 2007 due to the hiring of our new public relations firm; $20,563 in depreciation and amortization, an increase from $16,811 for the same period in 2007; $10,000 in Board member services, an increase from $8,000 for the same period in 2007; $17,612 in rent, a decrease from $19,048 for the same period in 2007 due primarily to the rent savings on our new facility; $7,650 in expenses relating to the annual meeting of shareholders, an increase from $4,682 for the same period in 2007 reflecting increased annual meeting costs;  $5,447 in travel, conferences and related activities, a large decrease from $11,028 for the same period in 2007, due to a decrease in travel related to conferences and our microbattery and ultracapacitor technologies; $5,351 in insurance, a decrease from the $7,025 for the same period in 2007 reflecting slightly lower liability insurance premiums; $4,964 in telephone and utilities expense, an increase from $3,416 for the same period in 2007 due to increased related fees; and $7,089 in other expenses, a large decrease from $20,383 during the same period in 2007 due mostly to some extraordinary 2007 expenses for website development and brochure design and printing amounting to $15,397.  We anticipate that as we ramp up our operations (including the continuing obligations of a public company), our general and administrative expenses will increase significantly.

Sales and Marketing Expenses.  We did not incur sales and marketing expenses for the six months ended September 30, 2008, but intend to develop our sales and marketing efforts at a measured pace until our products are ready for introduction into the market. We also incurred no sales and marketing expenses for the six months ended September 30, 2007.

Interest Expense.   We had interest expense of $71,522 for the six months ended September 30, 2008, compared to interest expense of $36,408 for the comparable period in 2007.  The increase was partially attributable to interest on additional loans from stockholders.  In addition, during the six months ended September 30, 2008, we issued 768,000 shares to an existing shareholder to retire a loan to that shareholder.  The remaining unamortized discount of $30,725 was expensed at the time of the conversion.

Net Loss.  As a result of the foregoing factors, our net loss was $559,583 or $0.02 per share, for the six months ended September 30, 2008. This loss is greater than the net loss of $405,142, or $0.02 per share, for the six months ended September 30, 2007.

Liquidity and Capital Resources

From our date of inception (March 17, 2005), we have obtained the majority of our cash resources from private placements of equity and loans and contributions from our founders. Our operating plan for the years ending March 31, 2009 and 2010 is focused on development of our products. We currently anticipate that cash of $1,500,000 is required to support this plan. At September 30, 2008, we had only $1,690 in cash, and had a burn rate of approximately $37,541 per month during the quarter. We are in the process of raising additional capital.

During the fiscal year ended March 31, 2006, we issued an aggregate of 2,807,000 shares of common stock for proceeds of $268,400, and issued a warrant to purchase 305,000 shares of common stock at an exercise price of $0.10 per share (such warrant had not been exercised as of September 30, 2008).  In the fiscal year ended March 31, 2007, we issued an aggregate of 3,017,497 shares of common stock for cash proceeds of $198,923.

During the fiscal year ended March 31, 2008, we issued an aggregate of 9,142,500 shares of common stock to 18 investors for proceeds of $309,000, less $3,413 in offering costs.  In addition, we issued an aggregate of 3,599,641 shares of common stock to 16 investors for services relating to research and development, legal and business consulting activities valued at a total of $409,325.  We also issued an aggregate of 1,500,000 shares, valued at $145,000, to five investors for prepaid services relating to business and research and development consulting, and which are amortized over the performance period, and an aggregate of 714,358 shares of common stock to repay loans of $65,005, reacquired 1,500,000 shares from an investor and issued warrants to purchase up to 2,250,000 shares of common stock at an exercise price of $0.04 per share, 50,000 of which had been exercised at September 30, 2008, for total proceeds of $2,000.

We have continued to raise funds during the first six months of fiscal 2009.  During April 2008, we issued an aggregate of 1,000,000 shares of common stock, valued at $100,000, to an investor as partial compensation for services relating to microbattery research and development activities accrued since 2005, and 100,000 shares of common stock, valued at $9,000, to one investor for prepaid services relating to research and development activities, which will be amortized over the performance period.  During May 2008, we issued 1,250,000 shares of common stock to an investor for proceeds of $50,000.  We also issued during that month 145,000 shares of common stock to an investor for business consulting services valued at $13,000 and 290,000 shares for prepaid services, valued at $14,400, which will be amortized over the performance period.

During June 2008, we issued an aggregate of 1,040,000 shares of common stock to five investors for proceeds of $26,000.   Also during June 2008, we issued an aggregate of 200,000 shares of common stock to a stockholder for accrued business consulting services valued at $12,000.

During August 2008, we issued an aggregate of 2,620,000 shares of common stock to seven investors for net proceeds of $111,000. Also during August, we issued 768,000 shares to an investor to satisfy a loan obligation totaling $30,725.  In addition, during August 2008 we issued an aggregate of 1,526,404 shares to four investors for services rendered; 1,065,404 of these were issued to three investors for accrued research and development services totaling $40,307 relating to our ultracapacitor technology and the remaining 461,000 shares were issued for commissions on investments received and recorded as offering costs net of the investments received.

On October 1, 2008, we announced that we had entered into an LLC Membership Purchase Agreement with SolRayo for the purchase of Class A Membership Interests in SolRayo equal to 50.01% of SolRayo’s total outstanding membership interests.   Prior to entering into the Agreement, we were a party, with SolRayo, to a Joint Development Agreement, dated March 29, 2007, pursuant to which we provided cash and stock payments to support the development of certain ultracapacitor technology licensed by us from the University of Wisconsin through its Wisconsin Alumni Research Fund.  We provided funding to SolRayo of an aggregate of $87,340 before the termination of the Joint Development Agreement in January 2008.    In consideration for the issuance and sale of the Class A Membership Interests, we have agreed to provide to SolRayo in kind contributions with an aggregate value of $250,000, pursuant to the terms and conditions of a $250,000 clean energy grant received by SolRayo from the Wisconsin Energy Independence Fund.  This grant will be used by SolRayo to defray development costs and to support further research and development leading to the use of the ultracapacitor in new clean energy technologies.

We continue to seek to raise additional funds to support operations through private placements of equity and debt securities. We believe that the funds raised through our plan will be sufficient to support our operations through the year ending March 31, 2009. A large portion of our anticipated costs will relate to product research and development. In addition, we plan to invest in additional employees, and to build our infrastructure to comply with the requirements of being a publicly traded company. We currently plan to hire two full time engineers to assist with product development. Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures.   We anticipate receiving some revenue from operations in the next year, but not enough to meet our anticipated costs.  Therefore, our success will be largely dependent on funding from private placements of equity securities. There can be no assurance that we will be successful in raising any capital, and at the present time, we have no other agreements or arrangements for any private placements.

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

During the six months ended September 30, 2008, we continued to spend cash to fund our operations. Cash used by operating activities for the three months ended September 30, 2008 equaled $257,919, and consisted principally of our net loss of $559,583, plus increases in depreciation and amortization of $20,563, stock-based compensation of $85,228, interest of $8,643 accrued on the present value of the minimum royalty payments to WARF, prepaid expenses of $17,662, accounts payable of $102,910 and accrued liabilities of $20,257, and the accretion of due to stockholder discount of $46,401.  During the comparable period in 2007, net cash of $215,378 was used by operating activities, consisting of our net loss of $405,142, offset by decreases in prepaid expenses of $13,981, and increases in accrued liabilities of $34,500, interest of $34,159 accrued on the present value of our minimum royalty payments to Dr. Choi (which payments were restructured in fiscal 2008), and depreciation and amortization of $16,811, stock-based compensation of $118,035 and other receivables of $240.

We did not use any cash in investing activities for the six months ended September 30, 2008 or the six months ended September 30, 2007.

Cash flow from financing activities for the six months ended September 30, 2008 produced a net increase in cash of $219,438, consisting of $187,000 from the issuance of common stock for cash and an increase of $32,438 in the total amounts due to our stockholders.  During the six months ended September 30, 2007, cash flows from financing activities produced a net increase of cash of $201,357, consisting of $181,000 from the issuance of common stock and $20,257 from an increase in the amounts due to our stockholders.

As of September 30, 2008, we had cash and cash equivalents amounting to $1,690, a decrease from the balance of $40,171 at March 31, 2008. Our working capital deficit increased to $753,534 at September 30, 2008, from $633,246 at March 31, 2008. There were no material commitments for capital expenditures at September 30, 2008.

Our research and development activities over the next twelve months are expected to consist of the packaging of our microbattery product for certain, select low power applications, while continuing the work to optimize its power output.  This development work could take a year.  In addition, we expect to continue to optimize the ultracapacitor process for specific applications.

As of September 30, 2008, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. We may not be able to secure funding in the future necessary to complete our intended research and development activities. We have certain minimum annual royalty payments to the University of Wisconsin’s licensing arm, WARF, of $25,000 beginning in calendar year 2010.

At September 30, 2008, we had no off-balance sheet arrangements.

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

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests annually and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue, EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired. We also consider the market value of our own stock and those of companies similar to ours. As of September 30, 2008, we believe our intangible assets are recoverable; however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

At September 30, 2008, we did not own any equity investments. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4T.

Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Securities Exchange Act of 1934 (“Exchange Act”).

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

We are an early stage company with products currently available for commercial sale in limited applications, and have a limited operating history on which to evaluate our potential for future success.

We were formed in March 2005 and have only a limited operating history upon which you can evaluate our business and prospects. We have yet to develop sufficient experience regarding actual revenues to be received from our operations. In addition, we have products currently available for commercial sale in limited application (i.e., the improvement of existing ultracapacitor electrodes), and do not to expect expand this product base in the near future. We are a start-up company. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets such as competing technologies, lack of customer acceptance of a new or improved product and obsolescence of the technology before it can be fully commercialized. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

We expect losses for the foreseeable future and may never achieve profitability.

For the period from March 17, 2005 (date of inception) through September 30, 2008, we had net losses from operations of $2,756,308.  We will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to product research and development. In addition, we plan to invest in additional employees to assist with product development and to build our infrastructure to comply with the requirements of being a publicly traded company. Our management believes these expenditures are necessary to commercialize our technology and to penetrate the markets for our products. If our revenue growth is slower than anticipated or our operating expenses exceed expectations, our losses will be significantly greater. We may never achieve profitability.

If we do not raise additional capital, we may have to curtail or even cease operations.

Our operating plan for the years ending March 31, 2009 and 2010 is focused on development of our products. We currently anticipate that additional cash of $1,500,000 will be required to support this plan. At September 30, 2008, we had only $1,690 in cash. We are actively seeking additional funding.

Obtaining capital has been and will continue to be challenging in an extremely difficult environment, due to uncertainty in the United States and global economies and current world instability. We currently have no commitments for any additional funding, and there can be no assurance that we will be able to obtain additional funding in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all.

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

Finally, Infinite Power Solutions, Inc., a licensee of Oak Ridge National Energy Lab, announced it’s plans to begin production of its thin film batteries in early 2008 and subsequently announced a strategic agreement with Lockheed Martin in October 2008.

In the ultracapacitor market, we may compete with Maxwell Technologies, Panasonic, Epcos and Elna which (according to Frost & Sullivan’s World Capacitor Markets report, on pages 2-15, September 2005) together controlled over 80% of the world market share. We also may compete with many smaller companies that use competing technologies to manufacture ultracapacitors. If the sales prices of the ultracapacitors sold by these companies are lower than ours it could have a material adverse impact on our business.

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

In addition to our recent acquisition of a majority interest in SolRayo, we may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe it will assist us in carrying out our business strategy. Growth through acquisitions has been a successful strategy used by other battery and electronic component companies.  We do not have any present understanding, nor are we having any discussions relating to any such acquisition or investment. In addition, we have no experience in identifying quality acquisition candidates, successfully acquiring them and integrating them into an existing infrastructure. If we buy a company, then we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. An acquisition could distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing stockholders.

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

In addition, nanowire-based microbattery technologies that are similar, but not identical, to ours have been developed at MIT and Stanford, with very good initial results.  These technologies might be closer to full commercialization than ours.

Certain products from which we are excluded from pursuing may prove more lucrative than the products we may and do choose to pursue.

We have entered into an exclusive license agreement with the University of Wisconsin that allows us to use patented ultracapacitor technology in all fields of use except automotive. This prohibited field of use may prove to be more lucrative than any permitted use we do pursue.

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

Our Board of Directors may generally issue shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our Board may deem relevant at that time.  During the six months ended September 30, 2008, and the year ended March 31, 2008, we issued a total of 996,000 shares and 5,099,641 shares, respectively, of our common stock in payment for services, including prepaid services.  It is likely that we will issue additional securities to pay for services and reduce debt in the future.  It is possible that we will issue additional shares of common stock under circumstances we may deem appropriate at the time.

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

Companies trading on the OTC Bulletin Board, such as Enable IPC, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Our common stock is “penny stock” because it is not registered on a national securities exchange or listed on an automated quotation system sponsored by a registered national securities association, pursuant to Rule 3a51-1(a) under the Exchange Act.  For any transaction involving a penny stock, unless exempt, the rules require:

•

That a broker or dealer approve a person’s account for transactions in penny stocks; and

•

States that the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During August 2008, the Company issued an aggregate of 2,620,000 shares of common stock to seven investors for net proceeds of $111,000. Also during August, the Company issued 768,000 shares to an investor to satisfy a loan obligation totaling $30,725.  In addition, during August 2008 the Company issued an aggregate of 1,526,404 shares to four investors for services rendered; 1,065,404 of these were issued to three investors for accrued research and development services totaling $40,307 relating to the Company’s ultracapacitor technology and the remaining 461,000 shares were issued for commissions on investments received and recorded as offering costs net of the investments received.

ITEM 3.

Defaults Upon Senior Securities

Not applicable.

ITEM 4.

Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders at 29033 Avenue Sherman, Suite 202, Valencia, California 91355, on August 15, 2008, at 9:00 a.m. At the annual meeting, our stockholders were asked to vote on the following proposals:

1.

Elect two members of our Board of Directors, each to serve on our Board until the 2011 annual meeting of stockholders or until his or her respective successor is duly elected and qualified;

2.

Ratify the appointment of L.L. Bradford & Company, LLC as our independent auditors for the fiscal year ending March 31, 2009; and

3.

Transact such other business as may properly come before the annual meeting and any adjournments or postponements.

20,507,803 of the 31,463,996 shares of issued and outstanding common stock were represented at the annual meeting. The proposals were voted on as follows:

1.

Election of the following persons to our Board of Directors:

Nominee	Votes For	Votes Against	Abstentions
Timothy Lambirth, Esq.	19,898,924	0	0
Philip Verges	19,843,731	0	55,192

2.

Proposal to appointment of L.L. Bradford & Company, LLC as our independent auditors for the fiscal year ending March 31, 2009:

For:

19,898,424

Against:

500

Abstentions:

0

Broker Non-Votes:

0

ITEM 5.

Other Information

Not applicable.

ITEM 6.

Exhibits

Exhibit Number	Description	Location
3.1	Articles of Incorporation	Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed on June 3, 2005 (Ex. No. 3.1)
3.2	Amended and Restated Bylaws	Incorporated by reference from the Registrant’s proxy statement filed on June 22, 2007
4.1	Form of Subscription Agreement	Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed on June 3, 2005 (Ex. No. 4.1)
10.1	Technology and Patent Assignment dated March 17, 2005, between the Registrant and Dr. Sung H. Choi	Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed on June 3, 2005 (Ex. No. 10.1)
10.1(a)	Amendment to Technology and Patent Assignment dated March 27, 2008, between the Registrant and Dr. Sung H. Choi	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on June 30, 2008 (Ex. No. 10.1(a))
10.2	Standard Industrial/Commercial Multi-Tenant Lease - Gross, dated December 14, 2005, by and between the Registrant and Valencia Associates	Incorporated by reference from the Registrant’s Form SB-2/A Registration Statement filed on January 24, 2006 (Ex. No. 10.7)
10.3	Lease, dated May 27, 2008. by and between the Registrant and Meadows Stabe Properties, LLC	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on June 30, 2008 (Ex. No. 10.3)
10.4	Employment Agreement, dated March 15, 2005, by and between the Registrant and David A. Walker	Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed on June 3, 2005 (Ex. No. 10.4)
10.5	Consulting Agreement, dated March 15, 2005, by and between the Registrant and Mark A. Daugherty	Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed on June 3, 2005 (Ex. No. 10.5)
10.6	Consulting Agreement, dated March 15, 2005, by and between the Registrant and Dr. Sung H. Choi	Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed on June 3, 2005 (Ex. No. 10.6)
10.7	Enable IPC Corporation 2007 Stock Incentive Plan	Incorporated by reference from the Registrant’s proxy statement filed on June 22, 2007
10.8	Exclusive License Agreement, dated December 13, 2007, by and between the Registrant and Wisconsin Alumni Research Foundation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 19, 2007 (Ex. No. 10.1)
10.9	LLC Membership Purchase Agreement by and between the Registrant and SolRayo, LLC, effective October 1, 2008	Filed herewith.

14	Code of Ethics	Incorporated by reference from the Registrant’s Form SB-2 Registration Statement filed on June 3, 2005 (Ex. No. 14)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 20, 2008

Enable IPC Corporation

By:

/s/ David A. Walker____________________

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

Dated: November 20, 2008

/s/ David A. Walker________________________

David A. Walker

Chief Executive Officer and acting Chief Financial Officer

(Principal Executive Officer and Principal Financial and Accounting Officer)

Exhibit 32.1

WRITTEN STATEMENT OF THE PRINCIPAL EXECUTIVE OFFICER AND ACTING PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. 1350

Solely for the purposes of complying with 18 U.S.C. 1350, I, the undersigned Principal Executive Officer and acting Principal Financial Officer of Enable IPC Corporation (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 20, 2008

/s/ David A. Walker____________________

David A. Walker

Chief Executive Officer and acting Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)